Form 10KSB
period 2007-12-31
Virginia Savings Bancorp, Inc.
filed 2008-03-31
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-52946

VIRGINIA SAVINGS BANCORP, INC.

(Exact name of small business registrant in its Charter)

VIRGINIA	20-8947933
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

600 Commerce Avenue, Front Royal, Virginia 22630

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (540) 635-4137

No securities are registered pursuant to Section 12(b) of the Act.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Issuer’s revenues for its most recent fiscal year: $11,764,706.

There are no regularly quoted bid and asked prices for the registrant’s common stock. Based on recently negotiated trading of the stock through March 31, 2008, registrant believes the approximate trading price to be $16.00 per share for an approximate aggregate market value of $30,399,700. As of March 28, 2008, the aggregate market value of the 873,120 shares of common stock held by non-affiliates of the registrant was $13,969,900. As of March 31, 2008, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated into Part II. Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	DESCRIPTION OF BUSINESS

General

Virginia Savings Bancorp, Inc. (the “Company”) is a Virginia corporation organized by Virginia Savings Bank, F.S.B. (the “Bank”) in April, 2007 to serve as a unitary thrift holding company. The Company received its final regulatory and shareholder approvals late in 2007 and became active on November 30, 2007. Its sole business activity thus far has been its investment in, and control of, the Bank.

The Bank began operations as a state chartered, federally insured savings and loan association in September, 1980 under the name Front Royal Savings and Loan Association. In August, 1983, the name of the institution was changed to Virginia Savings Bank. In August, 1993, the Office of Thrift Supervision (“OTS”) approved the Bank’s application to convert from a Virginia chartered stock state savings bank to a federally chartered stock savings bank with a name change to Virginia Savings Bank, F.S.B.

The markets served by the Bank expanded in 1984 with the addition of branches in Woodstock, Virginia and Winchester, Virginia. Between 1998 and 2000, the Bank further expanded with the opening of a second branch in the City of Winchester in October, 1998 and the opening of a branch in the Town of Strasburg in February, 2000.

The Bank is a community-oriented savings bank. Its business consists of attracting and servicing deposit accounts from the general public and small businesses in the form of passbook savings, money market accounts, demand accounts, and certificates of deposits, and originating loans to finance the purchase, construction, or improvement of residential and commercial real estate in Virginia. The Bank offers other financial services such as consumer loans to households and commercial loans to small businesses. The Bank is also engaged in certain investment activities authorized by the OTS and may from time-to-time hold various types of liquid assets including U.S. government and agency securities, federal funds, and certain money market instruments. Its income is derived primarily from interest and fees from loans and its principal expenses are interest on deposits and operating expenses.

The Bank has an investment in a subsidiary corporation. The Bank is permitted by current Federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. At December 31, 2007, the Bank owned 100% of the 25 shares outstanding of Virginia Savings Service Corporation. The Virginia Savings Service Corporation, with 1,000 shares authorized and 25 shares issued and outstanding at $10,000 per share, has been inactive since 1997.

Market Area

The Bank’s primary market area for both deposits and loans encompasses Warren, Shenandoah, and Frederick C7ounties, and the City of Winchester, Virginia. The Bank faces strong competition for deposits and in its lending activities from other financial institutions primarily from commercial banks, other savings and loan associations, and credit unions, some of which have resources substantially greater than the Bank. The Bank faces additional competition from non-bank lenders, such as mortgage banking companies, and from money market funds, government securities and the issuers of corporate debt instruments.

Regulation and Supervision

The Company is subject to regulation by the OTS and as such is subject to OTS examinations, supervision and reporting requirements. The Company is also subject to the informational reporting requirements of the Securities Exchange Act of 1934, and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.

The Company may engage in any activity that a bank holding company may engage in as being so closely related to banking or controlling banks as to be a proper incident thereto (unless OTS prohibits the activity), and any activity that a financial holding company may engage in as being financial in nature or incidental to such financial activity or as being complementary to a financial activity and not posing undue risk. The Company may also engage in limited additional activities that support the operations of a thrift or a bank. In the event that the Bank failed to retain its status as a qualified thrift lender, the Company would have to register with the Board of Governors of the Federal Reserve System as a bank holding company and would be subject to all statutes and regulations, including capital requirements and restrictions on permissible activities, as a bank holding company.

As a federally chartered thrift institution, the Bank is subject to extensive regulation by the OTS. The lending, investment, and deposit activities of the Bank must comply with various regulatory requirements. OTS periodically examines the Bank for compliance with these requirements. The Bank files quarterly reports with the OTS detailing its activities and its financial condition. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). This supervision and regulation is intended primarily for the protection of depositors.

As a subsidiary of thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company.

Regulatory Capital Requirements

OTS capital standards require thrift institutions to satisfy three different capital requirements. Under these standards, thrifts must maintain “tangible” capital equal to 1.5% of adjusted total assets, “leverage” capital equal to at least 4% of adjusted total assets, and a combination of leverage and “supplementary” capital, primarily general loss reserves, equal to 8.0% of “risk weighted” assets.

Of these three capital requirements, the risk-based requirement is the most significant for the Bank. The risk-based capital requirement is measured against the amount of risk-weighted assets, which equals the sum of each asset and credit-equivalent off-balance sheet item multiplied by an assigned risk weight.

Under the OTS risk weighting system, cash reserves at the Federal Reserve and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. Mortgage backed securities issued by, or fully guaranteed as to principal and interest, by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), deposits at federally insured financial institutions, cash accounts at the Federal Home Loan Bank (“FHLB”), FHLB stock and federal agency securities are assigned a 20% risk weight. Qualifying residential mortgage loans (first mortgage loans not more than 90 days past due with loan-to-value ratios not over 90%) are assigned a risk weight of 50%. All other assets are assigned a 100% risk weight.

While the Bank complies with all of the current capital requirements and expects to continue to do so, any failure to meet the capital requirements in the future would result in severe penalties under these regulations. Institutions not in full compliance with the capital standards then applicable will be subject to a capital directive which may include such restrictions as reducing the bank’s assets, restrictions on the rate of growth of liabilities, and limitations on the payment of dividends as may be deemed appropriate by the Director of the OTS. The Director of the OTS is mandated to treat as an unsafe and unsound practice any material failure by a savings institution to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on the activities of the institution, termination of insurance of accounts following appropriate proceedings, and to the appointment of a conservator or receiver.

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”) established a framework of supervisory actions for insured institutions that are not adequately capitalized. The FDICIA defines the capital measures and levels that are used to determine supervisory actions. There are five capital categories defined in the OTS regulations which implement FDICIA. These range from well capitalized to critically under capitalized. The capital measures include a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a leverage ratio. A thrift institution is considered to be well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to a capital directive issued by the OTS. A thrift institution is considered to be adequately capitalized if it has a total risk-based capital ratio between 8.00% and 9.99%, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to a capital directive issued by the OTS.

Capital Distribution Regulations

OTS regulations govern the payment of dividends by savings institutions. The rules set forth by the OTS, apply equally to all distributions of capital including cash dividends, stock repurchases and cash-out mergers. These rules utilize a tiered approach which permits various levels of capital distributions based primarily upon a savings institution’s capital level. In addition to these capital requirements, a financial institution that has an examination rating of a “1” or a “2” under the joint examination standards for the financial institution regulatory bodies has fewer restrictions on the payment of dividends.

A well capitalized institution with a “1” or a “2” examination rating is not required to make application for permission to pay a dividend or file notice of its intent to make a capital distribution.

An adequately capitalized institution is not required to make application for permission to pay a dividend but must file notice of its intent to make a capital distribution. The thrift institution must receive OTS’s approval before declaring or paying a cash dividend.

If a proposed capital distribution would result in the institution’s capital falling below the adequately capitalized level, it must make application for OTS approval to pay the dividend prior to taking any action.

Under the holding company form of organization, the Company’s ability to pay dividends to its common stock shareholders is dependent upon the Bank’s profitability and its ongoing ability to upstream earnings in the form of dividends to the Company. OTS regulations require the Bank to provide either a notice of, or make application for approval of, all dividend payments to the Company. If the amount of the proposed dividend does not exceed a safe harbor amount as defined by OTS, and the Bank would be well capitalized both before and after the dividend payment, only a notice is required. The safe harbor amount is defined as net income for the current and two previous years less all dividends paid during the same periods. If the amount of the proposed dividend payment exceeds the safe harbor amount, the Bank is required to submit an application for approval of the dividend payment. Based upon the Bank’s income trends, it is probable that the Bank will be in the position of having to make application for approval of dividend payments in 2008 if the Company’s board of directors wishes to continue dividend payments at the same level as the Bank maintained over the last several quarters. Management’s current projections indicate that it can continue to make such payments and remain well capitalized but the Bank’s ability to upstream the required dividends to the Company will be dependent upon its securing OTS’s approval of its dividend payment applications.

Loans-To-One Borrower Limitations

Current regulations provide that the loans-to-one borrower limits applicable to national banks will apply to thrift institutions in the same manner and to the same extent. Under these limits, unsecured loans and extensions of credit outstanding at one time to a borrower may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. At December 31, 2007, the largest amount the Bank could lend to one borrower on either a secured or unsecured basis was $2,088,000. At such date, the Bank’s largest amount loaned to one borrower was approximately $2,107,000. The Bank’s loan to one borrower limit was higher at the time that the loans were made to this borrower.

Liquidity Requirements

In July, 2001, the OTS revised its liquidity regulations that affect savings banks by eliminating all specific liquidity requirements. The revised regulations retain a general safety and soundness requirement which require savings banks to hold liquid assets appropriate to the size and nature of their operations. The OTS may determine the adequacy of an institution’s liquidity based on safety and soundness considerations.

The average daily liquidity ratio of the Bank for the month of December, 2007 was 27.3% and the average ratio for the year ended December 31, 2007 was 26.4%.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of twelve regional banks that are subject to the supervision and regulation of the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for their member savings and loan associations. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. Member institutions are required to maintain both B1 and B2 capital stock. The B1 stock requirement is equal to 0.20% of the member’s total assets as of the preceding year end. The B2 stock requirement is equal to 4.50% of the member’s outstanding borrowings. The Bank was in compliance with the required investment in FHLB of Atlanta stock as of December 31, 2007.

The FHLB of Atlanta serves as a central bank for its member institutions. It is funded primarily from proceeds from the sale of the consolidated obligations of the FHLB system. The FHLB makes advances to its members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Advances to Qualified Thrift Lenders, such as the Bank, may be obtained for most business purposes, but the total amount of advances outstanding may not exceed the amount of the Bank’s residential housing finance assets. The Bank reduced its use of FHLB advances during 2007 as compared to recent years and had $11,800,000 of advances outstanding at December 31, 2007.

Qualified Thrift Lender Test

The Bank must maintain an appropriate level of qualified thrift investments and otherwise meet the standards for a qualified thrift lender in order to have full borrowing privileges from the FHLB of Atlanta.

In order to meet these standards, the Bank must maintain at least 65% of its “portfolio assets” (defined as total assets minus intangible assets, property used in the conduct of the Bank’s business, and the first twenty percent of the Bank’s liquid assets) in qualified thrift investments, which consist primarily of residential mortgages and related investments. Failure to maintain qualified thrift lender status would require the Bank to either convert to a commercial bank charter or comply with the restrictions imposed for non-compliance. If the Bank does not convert to a commercial bank charter, it must comply with the following additional restrictions on the operations of the institution: (i) it may not engage in any new activity or make any new investment, directly or indirectly, unless such activity is permissible for a national bank; (ii) its branching powers will be restricted to those of a national bank; (iii) it will not be eligible to obtain advances from the FHLB; and (iv) its ability to pay dividends will be subject to the rules regarding the payment of dividends by a national bank.

At December 31, 2007, Virginia Savings Bank met the Qualified Thrift investment requirements as currently defined. Its qualified thrift investments were approximately 94.6% of portfolio assets. The Bank expects to continue to qualify as a Qualified Thrift Lender, although there can be no assurance that it will do so.

Insurance of Deposits

In November, 2006, the Federal Deposit Insurance Corporation (“FDIC”) issued final regulations, as required by the Federal Deposit Insurance Reform Act of 2005, by which the FDIC established a new base rate schedule for the assessment of deposit insurance premiums and set new assessment rates which became effective in January 2007. Under these regulations, each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category which is assigned, the depository institution is then assessed insurance premiums based upon its deposits. Some depository institutions are entitled to apply against these premiums a credit that is designed to give effect to premium payments, if any, that the depository institution may have made in certain prior years. The new assessment schedule has not had a material effect upon the earnings or financial condition of the Bank.

USA Patriot Act of 2001

In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Federal Reserve System

Pursuant to regulations of the Federal Reserve, savings and loan associations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. Because reserves must be maintained in the form of vault cash or in a non-interest bearing account at the Federal Reserve Bank of Richmond, the effect of the reserve requirement is to reduce the amount of the Bank’s interest earning assets. As of December 31, 2007, the Bank met its reserve requirements.

Other Laws

The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and Commonwealth of Virginia laws especially in such matters as the ownership of deposit accounts, interest rates on mortgages and the form and content of contractual documents affecting these relationships.

Lending Activities

General

The Bank’s lending activities have changed significantly in recent years as it has increasingly shifted away from residential real estate lending in favor of consumer and commercial lending. The primary factors influencing this change are the intense competition from mortgage banking companies for fixed rate conventional loans, opportunities for commercial lending created by the acquisition of regional banks and a favorable economic climate for consumer lending.

The primary real estate lending activity of the Bank has been the granting of conventional first trust loans to enable borrowers to purchase or construct single family homes. The Bank offers both fixed and adjustable rate mortgages (“ARM’s”) on residential properties. The interest rates on ARM’s are subject to periodic adjustment and are indexed to the one year, three year or five year Treasury rate published by the Federal Reserve.

The following table sets forth the Bank’s loans, net of loan fees and costs, undisbursed loan funds, and the allowances for losses.

Dollars in Thousands	At December 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Residential Real Estate
Adjustable Rate	$8,322	7.4%	$10,840	9.7%
Fixed Rate	3,310	3.0%	3,513	3.1%
Home Equity Lines of Cr. (1)	12,173	10.9%	13,175	11.7%
Balloon Loans	26,981	24.2%	28,765	25.7%
Residential Construction (2)	14,016	12.5%	23,265	20.7%
Apartment	3,412	3.0%	3,185	2.8%

Total Residential Loans	68,214	61.0%	82,743	73.7%

Other Real Estate
Non-residential Mortgages	22,180	19.8%	19,152	17.1%
Lines of Credit (3)	919	0.8%	654	0.6%
Land Loans	5,900	5.4%	6,994	6.3%

Total Other Real Estate	28,999	26.0%	26,800	24.0%

Total Real Estate Loans	97,213	87.0%	109,543	97.7%

Commercial Loans
Secured	2,683	2.4%	3,662	3.3%
Unsecured	1,960	1.7%	2,261	2.0%

Total Commercial Loans	4,643	4.1%	5,923	5.3%

Consumer Loans
Secured	9,380	8.4%	12,089	10.8%
Unsecured	916	0.8%	923	0.8%
Credit Cards	0	0.0%	252	0.2%

Total Consumer Loans	10,296	9.2%	13,264	11.8%

Gross Loans	112,152	100.3%	128,730	114.8%
Less:
Deferred Fees	31		23
Allowance for loan losses	(702)		(477)

Net Loans	$111,481		$128,276

(1)	Lines of credit are secured primarily by second deeds of trust and are shown net of undisbursed loan funds.
(2)	Construction loans are shown net of undisbursed loan funds.
(3)	Non-residential lines of credit are secured by non-residential real estate and are shown net of undisbursed loan funds.

Loan Maturity Schedule

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Deferred fees and costs have not been deducted from or added to the amounts of maturing loans:

Loan Maturity Schedule

Dollars in Thousands	Residential	Non-Residential Real Estate	Commercial	Consumer Loans	Total
1 Year or less	$25,011	$6,564	$2,860	$2,877	$37,312
After 1 Year:
Year 2	11,804	6,302	1,044	2,471	21,621
Years 3–5	21,394	12,356	739	3,719	38,208
Years 6 to 10	2,320	1,669	—	1,229	5,218
Years 11 to 15	2,160	1,082	—		3,242
Years 16 & over	5,525	1,026	—	—	6,551

Total amounts due	$68,214	$28,999	$4,643	$10,296	112,152
Less:
Deferred loan fees					31
Allowance for loan losses					(702)

Total Net Loans					$111,481

The following table sets forth the dollar amount of loans with maturity dates after December 31, 2008 which have predetermined interest rates and which have floating or adjustable interest rates:

Dollars in Thousands	Predetermined Rates	Floating or Adjustable Rates	Totals
Residential Real Estate	$12,146	$31,057	$43,203
Non-residential Real Estate	18,155	4,280	22,435
Commercial	1,627	156	1,783
Consumer	7,419	—	7,419

Totals	$39,347	$35,493	$74,840

At December 31, 2007, 61.0% of the Bank’s loan portfolio consisted of loans secured by first mortgages on residential real estate properties. A conventional mortgage loan is one that is neither insured by the Federal Housing Authority nor guaranteed by the Veterans Administration or any other governmental agency. The vast majority of the Bank’s first mortgage loans are secured by properties located in Virginia.

The original contractual loan payment period for single family residential mortgage loans originated by the Bank normally ranges from 15 to 30 years. Historically, however, industry experience and the Bank’s own experience have indicated that the average life of such loans is significantly less than the contractual period, generally five to eight years.

Substantially all of the Bank’s residential mortgages have due-on-sale clauses, that are provisions giving the Bank the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

The Bank exercises the due on sale clause as a means of obtaining repayment on low rate mortgages and thereby generates higher yields on its funds. Alternatively, the Bank may increase the rate of interest to the market rate upon assumption of a loan by a new purchaser.

The Bank’s underwriting standards limit loans to creditworthy borrowers, and all of the Bank’s residential mortgage lending is subject to written, non-discriminatory underwriting guidelines approved by the Bank’s Board of Directors. Detailed loan applications are designed to determine the borrower’s ability to repay and certain items on these applications are verified through the use of credit reports, financial statements and other procedures.

Appraised values are determined by on-site inspections performed by qualified appraisers approved by the Board of Directors. All appraisals on single family residences securing long-term mortgage loans meet FHLMC or FNMA guidelines and OTS regulations. Such appraisal amounts are subject to change depending on market conditions, and decreases in property values may affect the ultimate collectability of loans. Single family mortgage and constructions loans up to $500,000 may be approved by senior management. Loans above this amount require the approval of the Loan Committee or the Board of Directors, depending on the amount involved.

It is the Bank’s policy to obtain title insurance policies certifying that the Bank has a valid first lien on the mortgaged real estate. Borrowers also must obtain hazard insurance prior to closing and, when considered necessary, flood insurance policies. Borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

The types, amounts, terms of, and security for loans originated by the Bank are governed by regulation. Under OTS regulations, a real estate loan may not exceed the appraised value of the security property at the time of origination.

The Bank sells substantially all of the fixed rate residential loans it originates. These sales are made to the FHLMC and other companies. Residential loans originated for sale in the secondary market are conformed to FHLMC/FNMA underwriting standards. Under these standards, if the amount of the loan exceeds 80% of the appraised value of the security property, the portion of the unpaid balance which exceeds 80% of the property’s value must be insured or guaranteed by a private mortgage insurance company.

The Bank has more latitude with respect to home loans originated for inclusion in its loan portfolio. The Bank’s lending policy for home loans generally allows for principal amounts up to 90% of the appraised value of the security property without a requirement for private mortgage insurance for qualified borrowers.

The Bank’s policy is to make short term construction loans secured by a first lien up to a maximum of 85% of the appraised value of real estate as improved. Residential construction loans to individual home owners are generally for a term of nine months with a fixed interest rate plus additional fees. The vast majority of these construction loans are rolled-over into permanent mortgage loans. This allows the Bank to provide a complete financing package. The Bank also makes construction loans to builders at prime based rates for terms up to nine months.

Non-Residential Real Estate Loans

Non-residential real estate loans are secured by properties such as land and small office buildings in amounts between 65% and 85% of the appraised value for a maximum term of 30 years. Non-residential real estate lending poses additional risks as compared to residential real estate loans. Typically, these loans involve larger loans to single borrowers or groups of borrowers. The repayment of such loans may be dependent on the successful operation of the business and property values are subject to change depending on the market for commercial real estate buildings.

Consumer Loans

The Bank makes a large variety of secured and unsecured consumer loans for terms up to ten years. These loans are for such purposes as home equity loans, automobile purchases, short term interest only notes, and executive lines of credit secured by various forms of collateral. Increasingly in recent years many of these loans have been secured by second trust positions on the borrowers’ residence. The Bank sold its credit card portfolio late in 2007 to eliminate the potential for fraud losses that were disproportionate to the size of the portfolio. Consumer loans were 9.2% of total loans at December 31, 2007.

Commercial Loans

Since it started a commercial lending program in 1997, the Bank has focused increased attention on the financial service needs of small businesses in its market area. It believes that community banks, such as Virginia Savings Bank, can compete effectively against large regional or national banks in this area by providing prompt and personal attention to credit requests from small businesses. Commercial loans offered by the Bank include both secured and unsecured loans. Such loans may be either open ended lines of credit or closed end amortizing loans. Although commercial loans are granted for multi-year terms, most borrowers are subject to annual credit reviews. Loans may be called in full if the credit worthiness of borrowers no longer meet the standards reflected in the Bank’s policy guidelines. Commercial loans were 4.1% of the Bank’s loan portfolio at December 31, 2007.

Non-Performing Loans and Classified Assets

The Bank’s collection policy emphasizes early and frequent personal contact with delinquent borrowers. Every effort is made to resolve delinquencies within sixty days of the due date of the first delinquent payment. Should these efforts fail, foreclosure proceedings or other action to regain possession of the collateral will be initiated by the 90th day of delinquency. In limited instances, the Bank will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Any real estate property acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “real estate owned” until such time as it is sold or otherwise disposed of by the Bank to recover its investments.

No interest is accrued on loans delinquent 90 or more days. The accrual status of delinquent loans at December 31, 2007 and 2006 is reflected in the following table:

	2007	2006
Non-accrual loans	$5,130,556	$63,903
Accrual loans past due 90 or more days	—	—

Total Non-Performing Loans	$5,130,556	$63,903

Gross interest not recorded on non-accrual loans	$122,303	$1,599

All but $10,800 of the loans noted in the above table as non-accrual loans at December 31, 2007 were evaluated for impairment. Specific loan loss allowances totaling approximately $89,000 were provided on these loans as a result of these impairment evaluations. Loans totaling $7.2 million were classified as sub-standard, including the $5.1 million identified above as non-accrual loans, at December 31, 2007. Certain of the classified loans which are in an accrual status have the potential to become further troubled if the borrowers financial condition worsens which could result in their being placed in a non-accrual status. None of the sub-standard loans have been restructured to provide payment relief to the borrowers.

At December 31, 2007, the Bank had an allowance for loan losses of $702,200 in recognition of the risks involved in its lending program. Management and the Board of Directors make a quarterly review of the adequacy of the loan loss reserve based on such factors as the composition of the loan portfolio and the amount and number of problem loans and other classified assets, if any. Additions to the allowance for possible losses are made by charges against income. The following table sets forth information regarding the Bank’s allowances for losses at the dates indicated, and related charge-off and recovery activities:

	2007	2006
Balance of loan loss allowance, January 1	$477,000	$587,000
Real estate loan write down	(100,806)	(46,500)
Commercial loan charged off	(1,125)	—
Overdrafted DDA accounts charged off	(52,089)	—
Overdrafted DDA accounts recoveries	7,960	—
Consumer loans charged off	(42,030)	(81,946)
Consumer loan recoveries	5,022	5,732

Net Charge-offs	(183,068)	(122,714)

Additions charged to operations	408,268	12,714

Balance of loan loss allowance, December 31	$702,200	$477,000

Ratio of net charges-offs to average outstanding loans	0.150%	0.090%

The following table sets forth the approximate allocation of loan loss allowances to the various loan categories. While management of the Bank considers the various types of loans in the portfolio with regard to the degree of risk they present to the Bank, and uses other judgmental factors, the loan loss reserves below may be used to absorb any loan losses which may occur and the allocations are not restrictive.

Allocation of the allowance for possible loan allowances:

	December 31, 2007		December 31, 2006
	Amount	% of Loans Each Category to Total Loans	Amount	% of Loans Each Category to Total Loans
Residential real estate	$312,900	44.5%	$106,900	64.3%
Other real estate	290,300	41.3%	239,100	20.8%
Commercial	39,400	5.6%	50,000	4.6%
Consumer	60,100	8.6%	81,000	10.3%

Total	$702,700	100.0%	$477,000	100.0%

The increase in allowances for losses on residential real estate at December 31, 2007 over prior year is the result of two factors. Specific loan loss allowances totaling approximately $89,000 were provided on residential real estate loans individually evaluated for impairment. Secondly, management increased the percentage general loan loss allowances on certain residential loan classifications because of heightened concern over the continued decrease in home prices, and worsening general economic conditions that may affect borrowers’ ability to repay their obligations. The Company’s allowance for losses on other real estate loans increased in the area of builder constructions loan included in this loan classification. Decreased real estate prices in the Company’s market area have resulted in a slower pace of sales of home in builders’ inventories.

Federal regulations provide for three adverse asset classification categories: (i) substandard, (ii) doubtful, and (iii) loss. The regulations also include a special mention category reserved for assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weakness deserving management’s close attention. Assets classified as substandard or doubtful generally require the institution to establish specific allowances for loan losses. If an asset, or portion thereof, is classified loss, the institution must either establish specific allowances for loan losses in the amount equal to 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the Bank’s classifications and amount reserved.

The Bank’s classification of assets policy provides for monthly review of all assets by senior management with a report and recommendations to the full Board of Directors. Factors included in the classification policy review are the economic environment, industry characteristics, historical trends, market position, cost controls, asset values, financial position, and cash flows. The components of risk considered within the scope of the review are the value of the collateral, timely liquidation, and internal controls.

At December 31, 2007, the Bank had $7,819,400 of classified assets as compared to $2,083,500 at December 31, 2006. The percentage of classified assets to total assets increased from 1.16% at December 31, 2006 to 4.98% basis points at December 31, 2007.

The following table sets forth certain information concerning the classified assets of the Bank and the ratios of the classified assets to total assets.

Classified Assets:	December 31,
	2007	2006
Loss	$—	$—
Doubtful loans	—	—
Sub-standard loans	7,165,412	1,114,511
Special mention loans	—	557,782

Total Classified Loans	7,165,412	1,672,293

Foreclosed real estate	653,941	388,699
Repossessed vehicle	—	22,500

Totals	$7,819,353	$2,083,492

Percentage of Total Assets	4.98%	1.16%

Investment Activities

Virginia Savings Bank invests in marketable securities for the purpose of maintaining a prudent level of liquidity and to derive interest income. Investment decisions are made by authorized officers of the Bank under the guidelines provided by the Board of Directors. The following table sets forth the carrying value of the Bank’s investment securities and mortgage backed securities at the dates indicated:

Investment Portfolio

Dollars in Thousands	December 31,
	2007	2006
Investment Securities
Federal Agency Bonds	$33,999	$33,997
Mortgage backed securities	11	13

Total	$34,010	$34,010

The following table indicates the scheduled maturities, carrying values and weighted average yields for the Bank’s various investments as of December 31, 2007:

Dollars in Thousands
Investment Securities Maturing	Amount	Yield
Within one year:
Federal Agency Bonds*	$4,000	3.25%
Within two years:
Federal Agency Bonds*	29,999	3.52%
After five years:
Mortgage backed securities	11	5.06%

Totals	$34,010	3.50%

*	All of the agency bonds are structured securities that are callable at the option of the issuer. The probability of the bonds being called is related to the bond’s interest rate relative to the market rate for comparable new issues. The call intervals of these bonds is indicated below:

Agency Bond Call Intervals	Balance
One Month	$1,000
Three Months	24,000
Six Months	7,999
Twelve Months	1,000

$33,999

Sources of Funds

General

Deposit accounts are among the major sources of the Bank’s funds for lending and investment purposes. In addition to deposits, Virginia Savings Bank derives funds from loan repayments, proceeds from sales of loans, and advances from the FHLB of Atlanta. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used to compensate for reductions in the availability of other sources of funds. At December 31, 2007, the Bank had a pre-approved credit limit from the FHLB of Atlanta which is 22% of its total assets as reported on its OTS Thrift Regulatory Report as of each quarter end. As of December 31, 2007, the Bank’s credit limit from the FHLB of Atlanta was approximately $35.0 million. The Bank also has a $4.6 million credit facility from the Community Bankers’ Bank of Richmond, Virginia for the purchase of federal funds which may be outstanding for a maximum period of thirty days.

Deposits

Deposits in the Bank as of December 31, 2007, are represented by various types of household and commercial programs. The Bank offers a number of deposit accounts including passbook, money market, interest-bearing checking accounts, and certificates of deposit with terms from three months to five years. Deposit accounts vary as to terms, with the principal terms being the minimum balance required, the period the funds must remain on deposit and the interest rate offered. The following table sets forth the composition of the Bank’s deposit accounts by dollar amount and average rate paid at the end of the past two years:

Dollars in Thousands	At December 31,
	2007		2006
	Amount	Average Rate	Amount	Average Rate
Type of Account
Interest Bearing Demand	$20,794	0.38%	$22,794	0.16%
Non-interest Bearing Demand	5,903	0.00%	10,079	0.00%
Money Market	2,025	0.76%	3,034	0.74%
Savings	17,245	1.45%	19,033	1.09%
Certificates of deposit	87,254	4.62%	84,660	4.43%

Total Deposits	$133,221	3.28%	$139,600	2.88%

At December 31, 2007, the Bank had certificates of deposit with balances of $100,000 or more with remaining terms to maturity as follows:

Certificates of Deposit of $100,000 or More

Dollars in thousands	Balance	Rate
Three months or less	$7,419	4.89%
Over 3 through 6 months	6,067	4.99%
Over 6 through 9 months	3,587	4.84%
Over 9 through 12 months	1,216	4.76%
Year ended 12/31/2009	1,647	4.58%
Year ended 12/31/2010	586	4.45%
Year ended 12/31/2011	157	5.15%

Total	$20,679	4.87%

Borrowings

The Bank obtains advances from the FHLB of Atlanta upon the security of the FHLB capital stock it owns and other collateral. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta prescribes acceptable uses to which the advances may be put as well as limitations on the size of such advances. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

The following table presents the Bank’s borrowing activities for the past two years:

Short-Term Borrowings

(Advances from Federal Home Loan Bank of Atlanta)

Dollars in Thousands	2007	2006

Balance at December 31	$11,800	$23,000
Weighted average interest rate at year end	5.06%	5.44%
Maximum amount outstanding at any month end	23,300	32,000
Average outstanding for the year	12,497	25,858
Weighted average rate during the year	5.39%	5.26%

Employees

The Bank had fifty-seven full-time employees, including its executive officers, and one part-time employee at December 31, 2007. The employees are not represented by a collective bargaining agreement, and the Bank has always enjoyed harmonious relations with its personnel.

Item 2.	DESCRIPTION OF PROPERTY

The Bank’s business is conducted in five offices in Virginia. As of December 31, 2007, the net book value of the premises and furniture and fixtures owned by the Bank was approximately $4,700,000. In addition to its main office at 600 Commerce Avenue, Front Royal, Virginia, the Bank owns full service branch facilities located at 1001 Main Street, Woodstock, Virginia, 234 Weems Lane, Winchester, Virginia, 202 West Boscawen Street, Winchester, Virginia, and 33230 Old Valley Pike, Strasburg, Virginia. The Bank filed notice to the OTS of its intent to close its branch at 202 Boscawen Street in the City of Winchester. The Bank has a new branch facility under construction in Stephens City, Virginia.

The headquarters of the Company is located at 600 Commerce Avenue, Front Royal, Virginia.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to nor is its property the subject of any legal proceedings other than routine non-material proceedings incidental to its business. There is no litigation threatened against the Company at this time to the knowledge of management.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established market in the Company’s common stock. The common stock is not listed on any organized exchange nor are there any market makers to promote the sale of the shares. There are no regularly quoted bid and asked prices for the common stock. Trading in the common stock has been very thin and occurs privately and in transactions generally involving a small number of shares. The following table presents information concerning sales of the Company’s common stock known to management of the Company. The information set forth below may not be representative of all transactions during the indicated periods or the actual fair market value of the common stock at the time of such transactions due to the infrequency of trades and the limited market for the shares.

	Common Stock Sales
	2007	2006
Number of Sales	17	19
Shares Traded	27,401	122,070
Price Range:
High	$17.51	$22.00
Low	$10.00	$10.00

At December 31, 2007, there were approximately 570 holders of the Company’s common stock.

Prior to the formation of the Company, the Bank paid annual cash dividends from 1990 through 2007. In 2005, the dividend rate was 37.5¢ per share after adjustment for a two for one stock split declared in May, 2006. Beginning in the second quarter of 2006 and through 2007, the Bank made quarterly dividend payments at the rate of 9.375¢ per share to the holders of common stock.

The Company expects to continue to pay regular cash dividends in the future but there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition of the Bank. In addition, the payment of dividends is subject to the restrictions noted in Part I, Regulations and Supervision, Capital Distribution Regulations.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by this item is contained in the Company’s 2007 Annual Report to Shareholders, which is being filed as Exhibit 13 to this Report on Form 10-KSB and is incorporated herein by reference.

Item 7.	FINANCIAL STATEMENTS

The information required by this item is contained in the Company’s 2007 Annual Report to Shareholders, which is being filed as Exhibit 13 to this Report on Form 10-KSB and is incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A.	CONTROLS AND PROCEDURES

Management’s Disclosure Controls

Management of the Company is responsible for the preparation of the accompanying financial statements and for their integrity and objectivity. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Management also prepares the other information in this annual report and is responsible for its accuracy and consistency with the financial statements.

Management has implemented what it believes are appropriate disclosure controls and procedures. These controls and procedures are designed to insure that management receives all pertinent information that may be required to be disclosed in its annual report. Such information is not limited to financial data but also includes non-financial information that should be considered for disclosure in the annual report.

Management believes that as of December 31, 2007 its structure of disclosure controls and procedures are effective in meeting their intended purposes. The most recent review of these systems, conducted as of December 31, 2007, did not reveal any material deficiencies that would adversely affect the Bank’s ability to properly and accurately record and report financial data.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over our financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and

3.	provide reasonable assurance regarding timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting did not have any material weaknesses, and, therefore, is effective based on those criteria.

This annual report does not contain an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.	OTHER INFORMATION

None

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted a code of ethics that applies to its chief executive officer and to its chief financial officer. The Company’s written code of ethics is attached to this report as Exhibit 14.0. The Company will provide without charge a copy of its code of ethics to any person. Copies of the written code of ethics are available by written or telephonic communication to the Company’s chief financial officer.

For other information with respect to the directors and executive officers of the Company and certain committees of the Company, see the information set forth in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 10.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	EXHIBITS

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index:

Exhibit Number	Description of Exhibits
2.0	Agreement and Plan of Reorganization, dated as of April 19, 2007 and amended and restated, by and among Virginia Savings Bank, F.S.B., Virginia Savings Bancorp, Inc. and VSB Interim Federal Savings Bank.*

3.1.1.1	Articles of Incorporation of Virginia Savings Bancorp, Inc., as amended.*

3.1.1.2	Bylaws of Virginia Savings Bancorp, Inc., as amended.*

10.1	Employment Agreement, dated as of January 1, 2005, by and between Virginia Savings Bank, F.S.B. and W. Michael Funk.*

10.2	Change in Control Employment Agreement, dated as of January 1, 2005, by and between Virginia Savings Bank, F.S.B. and W. Michael Funk.*

13.0	2007 Annual Report to Shareholders

14.0	Code of Ethics

21.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Description of Business” for the required information.

31.1	Rule13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.0	Section 1350 Certification

*	Incorporated by reference from the Company’s Registration Statement on Form S-4, as amended (SEC File No. 333-142256).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA SAVINGS BANCORP, INC.

By:	/s/ W. Michael Funk	Date: March 31, 2008
W. Michael Funk
President
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis D. Hall	Chairman of the Board Director	March 31, 2008
Francis D. Hall,

/s/ W. Michael Funk W. Michael Funk	President, Chief Executive Officer, and Director	March 31, 2008

/s/ J. William Gilliam	Director	March 31, 2008
J. William Gilliam

/s/ Samuel J. Baggarly	Director	March 31, 2008
Samuel J. Baggarly

/s/ David L. Wines	Director	March 31, 2008
David L. Wines

/s/ Kent E. Coons	Director	March 31, 2008
Kent E. Coons

/s/ Webb R. Davis	Director	March 31, 2008
Webb R. Davis

/s/ Arnold M. Williams, Sr.	Director	March 31, 2008
Arnold M. Williams, Sr.

/s/ Noel F. Pilon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
Noel F. Pilon