Form 10-Q
period 2008-03-31
Virginia Savings Bancorp, Inc.
filed 2008-05-14
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52946

VIRGINIA SAVINGS BANCORP, INC.

(Exact name of registrant in its Charter)

VIRGINIA	20-8947933
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

600 Commerce Avenue, Front Royal, Virginia 22630

(Address of Principal Executive Offices) (Zip Code)

(540) 635-4137

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 31, 2008, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

VIRGINIA SAVINGS BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$3,446,998	$4,096,011
Interest bearing deposits	4,005,215	681,411
Federal funds sold	282,000	263,000

Total cash and cash equivalents	7,734,213	5,040,422

Investment securities held to maturity	21,009,999	34,009,811
Loans held for sale	531,666	532,927
Loans receivable, net of loan loss allowances of $748,000 and $702,200 at March 31, 2008 and December 31, 2007, respectively	111,324,660	111,481,387
Premises and equipment, net	5,181,824	4,714,399
Federal Home Loan Bank of Atlanta Stock, at cost	511,300	917,300
Investment in title company	158,039	158,039
Accrued interest receivable	691,156	930,792
Mortgage servicing rights	232,710	241,003
Foreclosed real estate	641,541	653,941
Other assets	181,899	175,874

Total Assets	$148,199,007	$158,855,895

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$129,571,745	$133,230,122
Advances from Federal Home Loan Bank of Atlanta	5,000,000	11,800,000
Advances from borrowers for taxes and insurance	85,911	30,646
Other liabilities	257,389	467,868

Total Liabilities	134,915,045	145,528,636

Stockholders’ Equity
Preferred stock, $10.00 par (500,000 shares authorized and 100,000 shares issued and outstanding)	1,000,000	1,000,000
Common stock, $1.00 par (5,000,000 shares authorized and 1,899,984 shares issued and outstanding)	1,899,984	1,899,984
Additional paid-in capital	1,266,014	1,266,014
Retained earnings	9,117,964	9,161,261

Total stockholders’ equity	13,283,962	13,327,259

Total Liabilities and Stockholders’ Equity	$148,199,007	$158,855,895

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$1,886,109	$2,403,128
Interest and dividends on investments	265,275	310,696
Other interest income	22,451	36,131

Total Interest Income	2,173,835	2,749,955

Interest Expense
Interest on deposits	1,053,970	999,607
Interest on short-term borrowings	115,798	312,369

Total Interest Expense	1,169,768	1,311,976

Net interest income	1,004,067	1,437,979
Provision (decrease in provision) for loan losses	75,216	(6,027)

Net interest income after loan loss provision	928,851	1,444,006

Other Income
Other loan fees and late charges	58,528	69,181
Income from mortgage banking activities	32,657	56,534
Fees from transaction accounts	277,715	142,622
All other income	4,178	390

Total Other Income	373,078	268,727

Non-Interest Expenses
Salaries and employee benefits	704,993	669,629
Director compensation	63,229	60,361
Occupancy, furniture and equipment expenses	85,855	86,865
Professional fees	67,522	45,473
Data processing expenses	219,792	208,070
Marketing expenses	50,025	49,500
Provision for losses on foreclosed real estate	12,400	—
Other expenses	149,060	147,517

Total Non-Interest Expenses	1,352,876	1,267,415

(Loss) income before income tax (benefit) provision	(50,947)	445,318
Income tax (benefit) provision	(26,400)	149,500

Net (loss) income	$(24,547)	$295,818

Basic and diluted (loss) earnings per share	$(0.01)	$0.15
Dividends declared per common share	$—	$0.09

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net (loss) Income	$(24,547)	$295,818
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision (reduction in provision) for loan losses	75,216	(6,027)
Provision for losses on foreclosed real estate	12,400	—
Loans originated for sale	—	(788,300)
Proceeds from loans sold	—	1,403,637
Gains on sale of mortgage loans	—	(25,346)
Depreciation expense	51,163	48,717
Amortization of mortgage servicing rights	8,293	11,576
Decrease in interest receivable	239,636	187,329
(Decrease) increase in current and deferred income taxes	(47,300)	137,600
(Decrease) increase in other assets and liabilities, net	(78,453)	27,035

Net cash provided by operating activities	236,408	1,292,039

Cash Flows from Investing Activities:
Net redemption of Federal Home Loan Bank Stock	406,000	184,700
Maturity or call of investment securities	13,000,000	—
Net decrease in loans receivable	47,098	3,282,498
Investment in title company	—	(158,039)
Purchase of premises and equipment	(518,588)	(113,371)

Net cash provided by investing activities	12,934,510	3,195,788

Cash Flows from Financing Activities:
Net decrease in deposits	(3,658,377)	(695,662)
Decrease in Advances From Federal Home Loan Bank	(6,800,000)	(4,000,000)
Dividends declared	(18,750)	(196,876)

Net cash used in financing activities	(10,477,127)	(4,892,538)

Net increase (decrease) in cash and cash equivalents	2,693,791	(404,711)
Cash and cash equivalents at beginning of period	5,040,422	7,067,472

Cash and cash equivalents at end of period	$7,734,213	$6,662,761

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,196,928	$1,329,032
Income taxes	$22,100	$—

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Virginia Savings Bancorp, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Item 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2008. The unaudited consolidated financial statements and related notes thereto presented herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2 – Capital and Earnings Per Share

Basic net (loss) income per share was computed on the weighted average number of shares outstanding. Diluted earnings per share are computed on a weighted average basis under the “if converted” method assuming conversion as of January 1, 2008 and 2007. Potential converted shares represent the conversion of the 100,000 shares of convertible preferred stock of the wholly owned subsidiary of the Company, Virginia Savings Bank, F.S.B. (“the Bank”), that is convertible in the ratio of two shares of common stock to three shares of preferred stock. There was no dilutive impact as the Company reported a loss for the quarter ended March 31, 2008 and the assumed conversion was anti-dilutive for the three months ended March 31, 2007. With the exception of preferred stock dividends, there were no adjustments to net (loss) income in the computation of diluted earnings per share for any of the periods presented. The following table shows the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Net (loss) Income	$(24,547)	$295,818
Preferred Stock Dividends	*	(18,750)

Net (loss) Income Available to Common Stock	$(24,547)	$277,068

Weighted average shares outstanding	1,899,984	1,899,984
Basic and Diluted(Loss) Earnings Per Share	$(0.01)	$0.15

*	Not applicable to the computation due to the loss incurred.

Note 3 – Guarantees

The Bank issues stand-by letters of credit that are unconditional commitments guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to customers. At March 31, 2008 and December 31, 2007, the Bank had approximately $242,900 and $268,900, respectively, of stand-by letters of credit outstanding with current expiration dates through September 10, 2009.

The Bank also issues standard representations, warranties and indemnifications in the course of selling mortgage loans. The Bank has not been required to act on such guarantees in the past and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

Note 4 – Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standard, (“SFAS”), No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.

The primary effect upon the Company following adoption of SFAS 157 was to expand the required disclosures regarding the methods used to determine fair values. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets that the Company measures at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

	March 31, 2008	Level 1*	Level 2**	Level 3***
Loans held for sale	$531,666	$—	$531,666	$—
Impaired loans	5,053,497			5,053,497
Foreclosed real estate	641,541			641,541
Mortgage servicing rights	232,710	—	—	232,710

Total	$6,459,414	$—	$531,666	$5,927,748

*	Quoted prices in active markets for identical assets
**	Significant other observable inputs
***	Significant unobservable inputs

The following valuation techniques were used to measure the fair value of assets in the table above.

Loans held for sale – Fair values on fixed rate loans held for sale were based on a market approach. Fixed rate loans are not quoted on an exchange, but are traded in active markets that have prices obtained from a market participant, the Federal Home Loan Mortgage Corporation (“FHLMC”), to which the Company has sold similar loans for a number of years. As of March 31, 2008, all fair values on held for sale fixed rate loans were obtained from this source and were based on actual market quotations for similar loans with the same maturity and interest rate.

Loans – Loans included in the above table are those which were accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, under which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less their valuation allowances as determined under SFAS 114.

Foreclosed real estate – Fair values of foreclosed real estate were based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds upon disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Mortgage servicing rights – The Company accounts for mortgage servicing rights at the lower of their carrying amount or fair value and has measured the fair value of the mortgage servicing rights based upon the discounted cash flows of the assets’ future income streams. The Company obtains published data from the FHLMC for similar conventional mortgage loans that match critical data elements used in the determination of fair values of the loans serviced. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Impaired loans decreased approximately $77,100 in the quarter ended March 31, 2008. Two loans totaling approximately $111,000 in an impaired status at December 31, 2007 were paid in full and another loan with a principal balance of $207,000 was declassified from impairment because it was paid current by its guarantor. One new loan with a principal balance of $241,000 was added to impaired loans during the quarter.

As a result of fair value measurements performed as of March 31, 2008, $46,500 of specific loan loss provisions on impaired loans was added to loan loss allowances on real estate loans and an increase of $12,400 was added to the valuation allowance on a foreclosed real estate property through a charge against income. There was no significant activity impacting the fair value of loans held for sale and mortgage servicing rights during the quarter ended March 31, 2008.

Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

This quarterly report of the Company contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. The words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. All forward-looking statements involve risks and uncertainty and certain factors could cause actual results to differ materially from the anticipated results or other expectations expressed in forward-looking statements. Risks and uncertainties that may affect future results include, but are not limited to, changes in the economy, interest rate movements, timely developments of technology resources for customer services and operating systems, the impact of competitive services and pricing, Congressional legislation and similar matters. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the foregoing risk factors and unanticipated future events.

Critical Accounting Policies

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and conform to practices generally followed in the banking industry. Certain of these policies involve a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain. Different assumptions in the preparation of these estimates could result in material changes in the Company’s financial position and results of operations. Our judgments and estimates are based upon historical experience and other factors management believes to be reasonable within the context of the circumstances in which they are applied.

There are four areas of accounting policy and practice that are particularly sensitive to management’s judgment and in which significant estimates are used. These are allowances for losses on loans, allowances for losses on foreclosed real estate, allowances for losses on mortgage servicing rights, and other than temporary impairment of investment securities. Other accounting policies also involve the use of judgment and significant estimates but the impact of these processes are not material to the Company’s financial condition or results of operations.

The Financial Accounting Standards Board (“FASB”) Statement Number 114, “Accounting by Creditors for Impairment of a Loan” (“FASB 114”), provides guidelines for the valuation of impaired loans. More extensive guidelines have been published by bank regulatory bodies. The latter provide for the classification of problem loans as sub-standard, doubtful and loss. There is also a regulatory special mention category for performing loans that are the subject of heightened management concern as potential problem loans.

It is the Bank’s general policy to place loans in a non-accrual status when they become 90 days delinquent. Loans may, however, be placed in a non-accrual status regardless of their term of delinquency if the borrower exhibits signs of financial distress or if the collateral property decreases in value below the loan balance. Generally, if a borrower has multiple loans, all of his loans will be placed in a non-accrual status if there are indications that the borrower is having serious financial difficulties. Once loans other than low balance consumer loans are placed in a non-accrual status, they will be evaluated for individual impairment. At March 31, 2008, the Bank had 23 loans in a non-accrual status with regard to interest income. Of these 23 loans, 22 were evaluated for individual impairment. The remaining loan is a small balance consumer loan.

The 22 loans evaluated for individual impairment were to five borrowers. These evaluations resulted in additions to specific loan loss allowances totaling $46,500 on three loans to two borrowers. No loss allowances were required on the remaining loans for various reasons including pending sales of collateral properties and an abundance of collateral values that exceeded loan balances.

Under FASB Statement Number 5, “Accounting for Contingencies” (“FASB 5”), loan loss allowances on large groups of homogeneous loans are provided based upon the Bank’s historical loss experience for similar types of loans. As part of its loan loss analysis under FASB 5, management also considers concentrations of credit and current economic conditions as they may impact borrowers’ ability to meet their financial obligations.

Management identified four classifications of loans that represent high concentrations of credit. Each of these credit concentration areas fall in a range of 100% to 200% of shareholders’ equity. These loan products are home equity lines of credit, balloon loans, non-residential real estate loans and builder construction loans. Of particular concern to management and the board of directors is the concentration of loans to builders for the speculative construction of homes, which at March 31, 2008 approximated $11.7 million. Home equity lines of credit and balloon lines are collateralized by residential one-to-four family properties, and had balances of approximately $12.7 million and $30.3 million, respectively, at March 31, 2008. Non-residential real estate loans approximated $22.0 million at March 31, 2008.

Builder construction loans are of concern because of the softness in the Bank’s market area for homes priced above $200,000. That softness is evident in the inventory of unsold homes as compared to a year earlier and price deflation that continues to worsen. Management is closely monitoring this situation and reviews the status of each builder construction loan with the board of directors on a monthly basis.

As mentioned above, management also has increasing concern over credit concentrations in balloon loans and home equity lines of credit (“HELOC”). Half of the twenty-two loans evaluated for individual impairment at March 31, 2008 were balloon loans. Management’s evaluation of problem loans as of March 31, 2008 did not indicate any significant deterioration in non-performing loans during the current quarter, therefore no changes were made in the percentage loss allowances used for the various loan groupings at December 31, 2007.

Management believes that as of March 31, 2008 the loan loss allowances provided are adequate to absorb the losses inherent in the Bank’s loan portfolio. We, however, caution that continued deterioration of real estate values and general economic conditions may result in the need for further additions to loan loss allowances if collateral values fall below loan balances on non-performing loans, and home builders and other large borrowers who depend upon sales of real estate properties for repayment of their loans do not realize sufficient cash flows to repay their loans in full when they become due.

While management segments the loan portfolio into several categories for purposes of evaluating the adequacy of loan loss allowances and makes tentative allocations of reserves to specific loan products, all general loss reserves are available to absorb losses from any sector of the loan portfolio.

The Bank evaluates the fair value of foreclosed real estate. Such evaluations are based upon observable market values of comparable properties obtained through appraisals when available. In the absence of adequate appraisal values, the properties are valued using the discounted present value of the anticipated future cash flows. In addition to the appraisal values, the Bank considers costs which may be necessary to make the property salable, and selling costs to dispose of the property. The net realizable value derived through this process is measured against the recorded book value of the foreclosed real estate. The Bank establishes an initial allowance for loss for any excess of book value over the fair value of the property through a charge against the allowance for loan losses. Foreclosed real estate properties are evaluated for impairment not less frequently than quarterly after the initial evaluation is performed at the time of acquisition. Any increase or decrease to the allowance for losses on foreclosed real estate made after the initial valuation is recorded as a charge or credit to income.

At March 31, 2008, the Bank had three properties that were acquired through foreclosure in prior accounting periods. These properties were evaluated for impairment as of March 31, 2008 and one of the properties required an additional write down of $12,400.

FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, requires that mortgage servicing rights be evaluated for impairment on a periodic basis. It has been the Bank’s policy to make such evaluations on a quarterly basis prior to the publication of public and regulatory financial reports. Impairment evaluation of mortgage servicing rights is a complex process involving several key assumptions. Among the factors considered are: the original contract term of the underlying mortgages, the contractual interest rates, the remaining term of the mortgages, current interest rates and management’s original and current assumptions as to the anticipated life of the mortgages.

The anticipated life of the mortgages is greatly impacted by pre-payment speed which is the most critical assumption made by management both in the original recording of the mortgage servicing rights and in subsequent impairment evaluations. The longer the mortgage life, the higher the value of the mortgage servicing rights will be because the servicing rights will continue to generate income into the future in the form of loan servicing fees. The Bank obtains published pre-payment speeds for similar conventional mortgage loans that match the Bank’s contract interest rates, year originated, and the original terms of the loans serviced. Such data was used by management in its March 31, 2008 measurement of impairment of its mortgage servicing rights. At that date, the Bank’s mortgage servicing rights were not impaired and no valuation allowance was recorded on the Bank’s books.

The Bank reviews its investment securities portfolio on a quarterly basis to identify and evaluate investments that have indications of possible other than temporary impairment. Such securities are written down to their net realizable value when there is impairment in value that is other than temporary. The determination of whether or not other than temporary impairment exists is a matter of judgment. At March 31, 2008, the Company’s investment portfolio had a market value approximately $32,000 in excess of book value. No individual securities had significant unrealized losses. Factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been less than the cost basis, the financial condition and credit quality of the security issuer, and the Bank’s ability to hold the investment securities for a period of time sufficient to allow for any anticipated recovery in market value.

Financial Condition

At March 31, 2008, the total assets of the Company were $148.2 million, a decrease of $10.7 million since December 31, 2007. During the first quarter of 2008, loans receivable remained essentially unchanged from the December 31, 2007 yearend balance. The Bank’s loan disbursements to customers were $8.8 million during the first quarter of 2008 compared to $11.7 million in the same period in 2007. Loan principal repayments were $8.9 million for the three months year-to-date (“YTD”) in 2008 versus $14.2 million during the three months YTD in 2007. The foregoing loan disbursement and loan principal repayment amounts include activity in the Bank’s revolving lines of credit.

Investment securities decreased $13.0 million in the quarter just ended. Recent reductions in short-term interest rates by the Federal Reserve caused interest rates on bonds to decrease. This made it attractive to the issuing agencies to call the bonds at their eligible call dates.

Deposits decreased $3.7 million during the three months YTD in 2008. Core deposit accounts, primarily checking and passbook savings accounts, increased $1.2 million since the beginning of the year. Certificate of deposit accounts decreased $4.9 million during the same time period. At March 31, 2008, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) were $5.0 million, a decrease of $6.8 million since December 31, 2007. Proceeds from called investment securities were used to repay FHLB advances.

Asset Quality

Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of loan balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures. At March 31, 2008, the Bank had problem assets of approximately $8.6 million or 5.8% of total assets, that were classified sub-standard. At December 31, 2007, similarly classified assets were $7.9 million and equaled 5.0% of assets. Non-accrual loans, for which only cash income is recognized, were $5.1 million at March 31, 2008 and at December 31, 2007. See Critical Accounting Policies for a discussion of the Bank’s policy and procedure for developing loan loss allowances.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The Company experienced a $24,500 loss for the quarter ended March 31, 2008, a decrease of $320,300 from the $295,800 of net income for the first quarter of 2007. Net interest income decreased $433,900, a 30.2% decrease from the same period last year. Other income increased $104,400, an increase of 38.8%. Non-interest expense increased $85,500, or 6.7%, and pre-tax income decreased by $496,300.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 1 below presents, for the quarters ended March 31, 2008 and 2007, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 2 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 1
Dollars in thousands

	For The Three Months Ended March 31,
	2008			2007
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$112,371	$1,886	6.71%	$127,362	$2,403	7.55%
Investment securities (2)	30,196	253	3.35%	34,010	290	3.41%
FHLB Stock	799	12	6.01%	1,420	21	5.92%
Other interest earning assets (3)	1,628	23	5.65%	1,868	36	7.71%

Total Interest Earning Assets	144,994	2,174	6.00%	164,660	2,750	6.68%

Other Assets
Cash and due from banks	3,970			4,536
Premises and equipment, net	4,876			3,524
Accrued interest receivable	754			928
Mortgage servicing rights	238			280
Other assets	971			584

Total Other Assets	10,809			9,852

Total Assets	$155,803			$174,512

Interest-Bearing Liabilities
Checking accounts	$19,748	$29	0.59%	$20,350	$9	0.18%
Money market accounts	2,072	4	0.77%	3,035	5	0.66%
Passbook savings	17,687	64	1.45%	18,724	51	1.09%
Certificates of deposit	85,371	957	4.48%	84,530	935	4.42%
Short-term borrowings	10,130	116	4.58%	23,069	312	5.41%

Total Interest-Bearing Liabilities	135,008	1,170	3.47%	149,708	1,312	3.51%

Non-interest bearing deposits	6,656			9,853
Other Liabilities	836			976
Stockholders’ equity (4)	13,303			13,975

Total Liabilities and Equity	$155,803			$174,512

Net Interest Income/Margin		$1,004	2.52%		$1,438	3.17%

(1)	Includes loans held for sale and non-accrual loans.
(2)	Includes mortgage backed securities.
(3)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2007 and 2008, this balance is significantly less than the interest earning balances at our correspondent bank because of float.
(4)	Average balances are based on average daily balances except for stockholders’ equity which is computed on month end balances.

Analysis of Change in Net Interest Income				Table 2
Dollars in thousands

	Three Months Ended March 31, 2008 vs 2007
	Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income on:
Loans Receivable (1)	$(283)	$(265)	$31	$(517)

Investment Securities	(33)	(5)	1	(37)
FHLB Stock	(9)	—	—	(9)

Interest & Dividends on Investments	(42)	(5)	1	(46)
Other Interest Earning Investments	(4)	(10)	1	(13)

Total Interest on Earning Assets	(329)	(280)	33	(576)

Interest Expense on:
Checking Accounts	—	21	(1)	20
Money Market	(1)	—	—	(1)
Passbook	(3)	17	(1)	13
Certificates of Deposit	9	13	—	22

Interest on Deposits	5	51	(2)	54

Short-term Borrowings	(175)	(48)	27	(196)

Total Interest on Liabilities	(170)	3	25	(142)

Net Interest Income	$(159)	$(283)	$8	$(434)

(1)	Includes loans held for sale.

Net interest income decreased $434,000 from first quarter 2007 to the first quarter 2008. This is the net of a $576,000 decrease in interest income and a decrease of $142,000 in interest expense.

Interest on loans receivable decreased $517,000 in 2008 from 2007. Table 2 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 1, decreased by $15.0 million from 2007 to 2008, while the average yield on loans receivable decreased by 84 basis points. In 2008, loans receivable had an average yield of 6.71%, which is down from 7.55% in 2007. The data in Table 2 indicates that the lower volume of loans outstanding in 2008 decreased interest income by $283,000, and that lower interest rates decreased income by $265,000. The Bank had an average balance of $5.1 million of non-performing loans during the quarter just ended. The average contractual interest rate on these loans was 8.13%. The amount of non-accrual interest on these loans was $104,000 for the quarter. The effect of this decrease in interest on loans receivable was a decrease in average yield of 37 basis points.

Other sources of interest and dividend income decreased by a total amount of $59,000. Interest income on other investment securities decreased by $37,000 in 2008 from 2007 due to a lower average balance outstanding in 2008 and a lower average interest rate. The remaining sources of dividend and interest income decreased $22,000. The Bank’s overall yield on interest earning assets was 6.00% in 2008, an 68 basis point decrease from the 6.68% achieved in 2007.

Interest expense decreased $142,000. Interest on deposits increased by a total of $54,000, of which $51,000 was due to higher interest rates. Interest on short-term borrowings decreased $196,000. The average balance of borrowings decreased $12.9 million and caused interest expense to decrease $175,000. Lower interest rates in 2008 caused interest expense to decrease $48,000. Because of a lack of growth in loans receivable in 2008, the Bank used a portion of the proceeds from investment security calls to reduced its use of borrowings from the FHLB.

The Bank’s overall cost of interest bearing liabilities was flat, with a decrease of only 4 basis points, in 2008 versus 2007.

The Bank made a $75,200 provision for loan losses in the first quarter of 2008 as compared to a $6,000 reduction in its provision for loan losses in first quarter 2007. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $75,200 provision for loan losses recorded in 2008 was required due to charge-offs of uncollectable loans for which specific loan loss allowances had not been provided in prior periods, and due to increases to loan loss allowances for non-performing loans. Loans evaluated for individual impairment under FASB 114 resulted in specific loan loss provisions totaling $46,500 during the quarter. Increased levels of general loan loss allowances under FASB 5 resulted in increased loan loss provisions of approximately $28,700.

Total other income increased $104,400, or 38.8%, from the three months ended March 31, 2007 to 2008.

Loan fees and late charges decreased $10,700, or 15.4% from 2007. This decrease was due to a $8,000 decrease in late charges on delinquent loans and a $4,500 decrease in credit card fees following the sale of the Bank’s credit card portfolio late in 2007.

Income from mortgage banking activities decreased $23,900, or 42.2%. The Bank had no sales of loans to its primary correspondent in 2008 compared to first quarter 2007 during which it recorded gains on such sales of $25,300.

Fees from transaction accounts increased 94.7% or $135,100 due to a $121,700 increase in insufficient fund fees. The Bank introduced an overdraft protection program for customers during the second quarter of 2007 which contributed to the increase in insufficient fund fees. ATM fees increased $7,100 from last year. All other transaction account fees increased a net amount of $6,300 in the current period over 2007.

Non-interest expenses increased $85,500, or 6.7%, in the three months ended March 31, 2008 compared to 2007.

Salaries and employee benefits increased $35,400 or 5.3%. Salaries and wages increased $32,900. The Bank’s matching contribution to its employee 401-K plan increased by $5,400. All other salary and benefits costs decreased a net amount of $2,900.

Professional fees increased $22,000. Legal fees increased $6,600. Audit and tax fees increased $9,700. The remaining professional fees increased $5,700.

Data processing expenses increased $11,700 due to higher costs for processing deposit accounts.

The Company recognized an income tax benefit of $26,400 in the first quarter of 2008 versus an income tax expense of $149,500 in the first quarter of 2007, a difference of $175,900. The effective tax rate for the quarter ended March 31, 2008 was a negative 51.8% versus a positive 33.6% in the first quarter of 2007. Interest on U.S. Government agency securities is exempt from state taxation. This exemption had a proportionately greater impact on the state income tax calculation in 2008 because of the decline from a pre-tax income status in 2007 to a pre-tax loss status in 2008.

Liquidity and Capital Resources

At March 31, 2008, the Company had approximately $7.7 million of liquid assets in the form of cash and cash equivalent investments. The Company also had $21.0 million of investment securities in the form of U. S. agency bonds that are classified as held to maturity. The Company has the intent and ability to hold these investment securities to maturity, but these bonds are indirectly providing liquidity by serving as collateral for the Bank’s borrowings from the FHLB. As of March 31, 2008, the Company has pledged $19.0 million of these bonds as collateral for its borrowings. The remaining $2.0 million of bonds is pledged as collateral for public deposits of Virginia counties. The Bank has approximately $33 million of pre-approved credit from the FHLB with funding available on a same day basis. The Bank had $5.0 million of borrowings outstanding against this line of credit at March 31, 2008. The Company’s current liquidity position is more than adequate to meet its lending needs and to fund potential customer withdrawals from deposit accounts.

At March 31, 2008, the Company’s common stockholders’ equity was equal to 8.29% of total assets, as compared to 7.76% at December 31, 2007. Stockholders’ equity decreased by $43,300 during the first quarter of 2008. This is the sum of $24,500 in operating losses plus dividends paid or accrued in the amount of $18,800.

The Office of Thrift Supervision (“OTS”) regulations require savings banks to maintain minimum capital standards: a 4.0% of tangible assets Tier 1 (core) capital requirement, and an 8.0% risk based capital requirement. These capital requirements are applicable to the Company’s wholly owned subsidiary, Virginia Savings Bank, F.S.B. The OTS does not have specific capital requirements applicable to thrift holding companies. Actual and required regulatory capital requirements at March 31, 2008 and 2007 follow:

Capital Position	Virginia Savings Bank, F.S.B.	Table 3

	Capital Amounts		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
March 31, 2008
Tangible (1)	$12,760,357	8.60%	$2,225,626	1.50%	$	N/A	N/A
Tier I (2)	11,760,357	11.07%	N/A	N/A		6,372,605	6.00%
Core (1)	11,760,357	7.93%	5,935,003	4.00%		7,418,754	5.00%
Total (2)	13,373,057	12.59%	8,496,807	8.00%		10,621,009	10.00%

March 31, 2007
Tangible (1)	$13,846,140	8.02%	$2,588,874	1.50%	$	N/A	N/A
Tier I (2)	12,846,140	10.70%	N/A	N/A		7,206,714	6.00%
Core (1)	12,846,140	7.44%	6,903,664	4.00%		8,629,580	5.00%
Total (2)	14,204,097	11.83%	9,608,952	8.00%		12,011,190	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

To be considered a well-capitalized institution under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank must have a core capital ratio of at least 5.0%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The most recent notification from the OTS categorized the Bank as well capitalized.

Off-Balance Sheet Arrangements

The Bank routinely engages in off-balance sheet arrangements in the normal course of business to meet the financial needs of its customers. These arrangements consist of outstanding mortgage loan commitments, letters of credit and lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial condition. The contractual amounts of these instruments are an indication of the extent of involvement the Bank has in each class of off-balance sheet financial instruments. The Bank’s exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank had outstanding commitments to make mortgage loans secured by real property, exclusive of the undisbursed portion of loans in process, of approximately $2.4 million at March 31, 2008, all of which expire within one year. Loans in process represent the undisbursed portion of construction loans already on the Bank’s books. Disbursements are made at each stage of the construction process after an inspection by a qualified real estate appraiser. At March 31, 2008, the Bank had loans in process commitments of approximately $3.5 million that expire within nine months.

The Bank also issues stand-by letters of credit that are unsecured conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements. At March 31, 2008, the Bank had $242,900 of stand-by letters of credit outstanding with expiration dates through September 10, 2009.

Lines of credit are loan commitments to individuals and companies that have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Bank, at March 31, 2008, had secured lines of credit with available balances of $13.8 million and unsecured lines of credit with available balances of $2.3 million. Many of these commitments are expected to expire without being fully drawn down. The total commitment amounts do not therefore necessarily represent future cash requirements.

The risks involved in these off-balance sheet arrangements are essentially the same as those involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition as of March 31, 2008 as a liability for credit loss. Management does not anticipate any difficulties in funding these commitments.

Branch Operations

In February 2008, management filed a branch closing notice with the OTS regarding its intention to cease operations at its branch location at 202 West Boscawen Street, Winchester, Virginia. Reasons for closing the branch include disappointing deposit growth and a slowdown in lending growth and a general decrease in the Bank’s profitability. Existing loan and deposit accounts will be serviced from our Winchester branch at 234 Weems Lane which is approximately two miles from Boscawen Street Branch. Management estimates an annualized cost savings from consolidation of the two offices of approximately $200,000.

The Company has a new branch office facility under construction in Stephens City, which, barring unforeseen events, will open in early July. Demographic and other economic data indicate more favorable conditions for success of a new branch operation in Stephens City than in other communities within the Company’s market area. The cost savings from the closing of the Boscawen Branch will offset to a significant extent the overhead expense of the Stephens City Branch.

Item 4 - Controls and Procedures

Management’s Disclosure Controls

Management of the Company is responsible for the preparation of the accompanying financial statements and for their integrity and objectivity. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Management also prepares the other information in this quarterly report and is responsible for its accuracy and consistency with the financial statements.

Management has implemented what it believes are appropriate disclosure controls and procedures. These controls and procedures are designed to insure that management receives all pertinent information that may be required to be disclosed in its annual and quarterly reports. Such information is not limited to financial data but also includes non-financial information that should be considered for disclosure in the annual and quarterly reports.

Management believes that as of March 31, 2008 its structure of disclosure controls and procedures are effective in meeting their intended purposes. The most recent review of these systems, conducted as of March 31, 2008, did not reveal any material deficiencies that would adversely affect the Company’s ability to properly and accurately record and report financial data. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of these evaluations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6 - Exhibits

Exhibit Number	Description
31-1	Rule 13a-14(a)/15d-14(a) CEO Certification

31-2	Rule 13a-14(a)/15d-14(a) CFO Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VIRGINIA SAVINGS BANCORP, INC.
(Registrant)

	By:	/s/ W. Michael Funk
May 13, 2008		W. Michael Funk
Date		President & Chief Executive Officer

	By:	/s/ Noel F. Pilon
May 13, 2008		Noel F. Pilon
Date		Senior Vice President &
Chief Financial Officer