Form 10-Q
period 2008-06-30
Virginia Savings Bancorp, Inc.
filed 2008-08-14
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52946

VIRGINIA SAVINGS BANCORP, INC.

(Exact name of registrant as specified in its Charter)

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

As of June 30, 2008, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

VIRGINIA SAVINGS BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$4,627,392	$4,096,011
Interest bearing deposits	1,268,890	681,411
Federal funds sold	312,000	263,000

Total cash and cash equivalents	6,208,282	5,040,422

Investment securities held to maturity, with a fair value of $7,014,932 and $33,845,013; respectively, at June 30, 2008, and December 31, 2007	7,009,860	34,009,811
Investment securities available for sale	11,521,465	—
Loans held for sale	—	532,927
Loans receivable, net of loan loss allowances of $1,241,600 and $702,200 at June 30, 2008 and December 31, 2007, respectively	109,348,012	111,481,387
Premises and equipment, net	5,862,559	4,714,399
Federal Home Loan Bank of Atlanta Stock, at cost	322,300	917,300
Investment in title company	158,039	158,039
Accrued interest receivable	751,507	930,792
Mortgage servicing rights	222,884	241,003
Foreclosed real estate	2,732,568	653,941
Prepaid and deferred income taxes	247,300	—
Other assets	640,501	175,874

Total Assets	$145,025,277	$158,855,895

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$128,469,207	$133,230,122
Short-term borrowings	2,929,000	11,800,000
Advances from borrowers for taxes and insurance	73,311	30,646
Other liabilities	439,638	467,868

Total Liabilities	131,911,156	145,528,636

Stockholders’ Equity
Preferred stock, $10.00 par (500,000 shares authorized and 100,000 shares issued and outstanding)	1,000,000	1,000,000
Common stock, $1.00 par (5,000,000 shares authorized and 1,899,984 shares issued and outstanding)	1,899,984	1,899,984
Additional paid-in capital	1,266,014	1,266,014
Retained earnings	8,948,123	9,161,261

Total stockholders’ equity	13,114,121	13,327,259

Total Liabilities and Stockholders’ Equity	$145,025,277	$158,855,895

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
	2008	2007
Interest Income
Interest and fees on loans	$3,654,380	$4,722,937
Interest and dividends on investments	373,012	627,214
Other interest income	66,627	72,823

Total Interest Income	4,094,019	5,422,974

Interest Expense
Interest on deposits	1,958,285	2,016,758
Interest on short-term borrowings	129,148	583,728

Total Interest Expense	2,087,433	2,600,486

Net interest income	2,006,586	2,822,488
Provision (decrease in provision) for loan losses	953,388	(12,015)

Net interest income after loan loss provision	1,053,198	2,834,503

Other Income
Other loan fees and late charges	108,934	136,840
Income from mortgage banking activities	59,643	118,735
Fees from transaction accounts	566,348	349,317
Income - Bankers Title Company	37,615	—
Net gain on real estate owned	831,458	—
All other income	4,676	(3,771)

Total Other Income	1,608,674	601,121

Non-Interest Expenses
Salaries and employee benefits	1,384,964	1,355,319
Director compensation	127,140	115,263
Occupancy, furniture and equipment expenses	174,232	175,159
Professional fees	134,988	199,123
Data processing expenses	449,938	417,523
Marketing expenses	52,100	99,000
Foreclosure Expense	173,070	—
Other expenses	292,079	301,932

Total Non-Interest Expenses	2,788,511	2,663,319

(Loss) income before income tax provision	(126,639)	772,305
Income tax (benefit) provision	(65,000)	261,600

Net (loss) income	$(61,639)	$510,705

Basic and diluted (loss) earnings per share	$(0.03)	$0.25
Dividends declared per common share	$0.06	$0.19

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
	2008	2007
Interest Income
Interest and fees on loans	$1,768,271	$2,319,809
Interest and dividends on investments	107,737	316,518
Other interest income	44,176	36,692

Total Interest Income	1,920,184	2,673,019

Interest Expense
Interest on deposits	904,315	1,017,151
Interest on short-term borrowings	13,350	271,359

Total Interest Expense	917,665	1,288,510

Net interest income	1,002,519	1,384,509
Provision (decrease in provision) for loan losses	878,172	(5,988)

Net interest income after loan loss provision	124,347	1,390,497

Other Income
Other loan fees and late charges	50,406	67,659
Income from mortgage banking activities	26,986	62,201
Fees from transaction accounts	288,633	206,695
Income - Bankers Title Company	37,615	—
Net gain on real estate owned	831,458	—
All other income	1,735	(4,160)

Total Other Income	1,236,833	332,395

Non-Interest Expenses
Salaries and employee benefits	679,971	685,690
Director compensation	63,911	54,902
Occupancy, furniture and equipment expenses	88,377	88,294
Professional fees	67,466	153,650
Data processing expenses	230,146	209,453
Marketing expenses	2,075	49,500
Foreclosure Expense	173,070	—
Other expenses	144,253	154,416

Total Non-Interest Expenses	1,449,269	1,395,905

(Loss) income before income tax provision	(88,089)	326,987
Income tax (benefit) provision	(38,600)	112,100

Net (loss) income	$(49,489)	$214,887

Basic and diluted (loss) earnings per share	$(0.03)	$0.10
Dividends declared per common share	$0.06	$0.09

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net (loss) Income	$(61,639)	$510,705
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision (reduction in provision) for loan losses	953,388	(12,015)
Gains on foreclosed real estate	(831,458)	—
Loans originated for sale	—	(977,800)
Proceeds from loans sold	—	1,393,424
Gains on sale of mortgage loans	—	(25,346)
Depreciation expense	100,808	98,952
Amortization of mortgage servicing rights	18,119	27,470
Decrease in interest receivable	179,285	68,898
Change in current and deferred income taxes	(126,200)	(10,200)
(Decrease) increase in other assets and liabilities, net	(518,587)	91,434

Net cash (used in) provided by operating activities	(286,284)	1,165,522

Cash Flows from Investing Activities:
Net redemption of Federal Home Loan Bank Stock	595,000	76,700
Purchase of available for sale investment securities	(11,521,465)	—
Calls of held to maturity investment securities	27,000,000	—
Net (increase) decrease in loans receivable	(373,363)	6,210,134
Proceeds from sale of foreclosed real estate	1,029,658	—
Improvements on foreclosed real estate	(243,504)	—
Investment in title company	—	(158,039)
Purchase of premises and equipment	(1,248,968)	(1,002,064)

Net cash provided by investing activities	15,237,358	5,126,731

Cash Flows from Financing Activities:
Net decrease in deposits	(4,760,915)	(4,158,931)
Net decrease in short-term borrowings	(8,871,000)	(2,200,000)
Dividends declared	(151,499)	(393,752)

Net cash used in financing activities	(13,783,414)	(6,752,683)

Net increase (decrease) in cash and cash equivalents	1,167,660	(460,430)
Cash and cash equivalents at beginning of period	5,040,422	7,067,472

Cash and cash equivalents at end of period	$6,208,082	$6,607,042

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,142,930	$2,614,732
Income taxes	22,100	280,100
Non-cash Activity
Transfer of loans to foreclosed real estate	$2,338,623	$—
Transfer of loans held for sale to portfolio	532,927	—

The accompanying notes are an integral part of these financial statements.

VIRGINIA SAVINGS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Virginia Savings Bancorp, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Item 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2008. The unaudited consolidated financial statements and related notes thereto presented herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2 – Capital and Earnings Per Share

Basic net (loss) income per share was computed on the weighted average number of shares outstanding. Diluted earnings per share are computed on a weighted average basis under the “if converted” method assuming conversion as of January 1, 2008 and 2007. Potential converted shares represent the conversion of the 100,000 shares of convertible preferred stock of the wholly owned subsidiary of the Company, Virginia Savings Bank, F.S.B. (“the Bank”), that is convertible in the ratio of two shares of common stock to three shares of preferred stock. There was no dilutive impact as the Company reported a loss for the three and six months ended June 30, 2008 and the assumed conversion was anti-dilutive for 2007 periods. With the exception of preferred stock dividends, there were no adjustments to net (loss) income in the computation of diluted earnings per share for any of the periods presented. The following table shows the computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
Net (loss) Income	$(61,639)	$510,705
Preferred Stock Dividends	*	(37,500)

Net (loss) Income Available to Common Stock	$(61,639)	$473,205

Weighted average shares outstanding	1,899,984	1,899,984
Basic and Diluted(Loss) Earnings Per Share	$(0.03)	$0.25

	Three Months Ended June 30,
	2008	2007
Net (loss) Income	$(49,489)	$214,887
Preferred Stock Dividends	*	(18,750)

Net (loss) Income Available to Common Stock	$(49,489)	$196,137

Weighted average shares outstanding	1,899,984	1,899,984
Basic and Diluted(Loss) Earnings Per Share	$(0.03)	$0.10

*	Not applicable to the computation due to the loss incurred.

Note 3 – Guarantees

The Bank issues stand-by letters of credit that are unconditional commitments guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to customers. At June 30, 2008 and December 31, 2007, with consideration given to collateral and risk of default, management does not believe its exposure to these letters of credit is significant. These stand-by letters of credit were approximately $330,800 and $268,900, respectively, with current expiration dates through September 10, 2009.

The Bank also issues standard representations, warranties and indemnifications in the course of selling mortgage loans and other types of loans. The Bank has not been required to act on such guarantees in the past and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

Note 4 – Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.

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

For assets that the Company measures at fair value, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

	June 30, 2008	Level 1*	Level 2**	Level 3***
Investments available for sale	$11,521,465	$11,521,465
Impaired loans	2,420,403			2,420,403
Foreclosed real estate	2,732,568			2,732,568
Mortgage servicing rights	222,884	—	—	222,884

Total	$16,897,320	$11,521,465	$—	$5,375,855

*	Quoted prices in active markets for identical assets
**	Significant other observable inputs
***	Significant unobservable inputs

The following table presents a summary of activity in the level 3 items:

Activity in level 3 Items

	Six Months Ended 6/30/08	Three Months Ended 6/30/08
Impaired loans—Beginning balance	$5,130,556	$5,053,497
Loan returned to accrual status	(207,456)	—
Property repossessed or foreclosed upon	(2,338,623)	(2,338,623)
Properties sold at foreclosure auction	(1,683,115)	(1,644,505)
Account paid off	(71,988)	—
Accounts added	1,591,029	1,350,034

Ending balance	$2,420,403	$2,420,403

Foreclosed real estate—Beginning balance	$653,941	$641,541
Transfer of loans from portfolio	2,338,623	2,338,623
Fair value adjustment at transfer	581,500	593,900
Sales of real estate owned	(1,085,000)	(1,085,000)
Disbursements on partially completed houses	243,504	243,504

Ending balance	$2,732,568	$2,732,568

Mortgage servicing rights—Beginning balance	$241,003	$232,710
Amortization of servicing rights	18,119	9,826

Ending balance	$222,884	$222,884

The following valuation techniques were used to measure the fair value of assets in the table above.

Investment securities available for sale – The Company accounts for investments securities available for sale at fair value with unrealized gains and losses, which were not significant at June 30, 2008, reflected net of taxes in comprehensive income or loss. The Company obtains quoted market prices from the Federal Home Loan Bank of Atlanta, the Company’s servicing agent for the specific investment securities included in this category.

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

Foreclosed real estate – Fair values of foreclosed real estate were based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds upon disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. See discussion of foreclosed real estate under Critical Accounting Policies.

Mortgage servicing rights – The Company accounts for mortgage servicing rights at the lower of their carrying amount or fair value and has measured the fair value of the mortgage servicing rights based upon the discounted cash flows of the assets’ future income streams. The

Company obtains published data from the Federal Home Loan Mortgage Corporation for similar conventional mortgage loans that match critical data elements used in the determination of fair values of the loans serviced. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Note 5 – New Accounting Pronouncements

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 did not have a material impact on the Company’s financial statements.

FSP FAS 157-2

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 6 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s method of presentation. These reclassifications had no effect upon previously reported results of operations or retained earnings.

Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

It is the Bank’s general policy to place loans in a non-accrual status when they become 90 days delinquent. Loans may, however, be placed in a non-accrual status regardless of their term of delinquency if the borrower exhibits signs of financial distress or if the collateral property decreases in value below the loan balance. Generally, if a borrower has multiple loans, all of his loans will be placed in a non-accrual status if there are indications that the borrower is having serious financial difficulties. Once loans other than low balance consumer loans are placed in a non-accrual status, they will be evaluated for individual impairment. At June 30, 2008, the Bank had 12 loans in a non-accrual status with regard to interest income. Of these 12 loans, 11 were evaluated for individual impairment. The remaining loan is a small balance consumer loan.

The 11 loans evaluated for individual impairment were to four borrowers. These evaluations resulted in increases to specific loan loss allowances of $18,500 during the quarter. No loss allowances were required on the remaining loans because they have collateral values that exceed the related loan balances.

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

Management identified four classifications of loans that represent high concentrations of credit. Each of these credit concentration areas fall in a range of 100% to 200% of shareholders’ equity. These loan products are home equity lines of credit, balloon loans, non-residential real estate loans and builder construction loans. Of concern to management and the board of directors is the concentration of loans to builders for the speculative construction of homes, which at June 30, 2008 approximated $10.7 million. Home equity lines of credit and balloon lines are collateralized by residential one-to-four family properties, and had balances of approximately $12.8 million and $30.1 million, respectively, at June 30, 2008. Non-residential real estate loans approximated $21.7 million at June 30, 2008.

Because of the ongoing softness of our local real estate market which is hampering reduction of builders’ inventories of unsold houses, the potential decrease in collateral values on existing loans, market unease over the strength of the government sponsored enterprises and the ripple effect on housing values, and our experience in managing foreclosures occurring in the second quarter, management increased the loss allowances on the credit concentration areas as follows:

	Previous	Current	$ Increase
Builder construction loans	1.25%	2.00%	$77,500
HELOC loans	0.75	1.25	62,800
Balloon loans	0.45	1.25	237,300
Other real estate*	0.50	0.75	68,500

Total			$446,100

*	This classification of loans includes non-residential real estate loans.

In addition to the foregoing increases, management also made a $106,600 unallocated addition to the general loan loss allowance because of environmental factors bearing on the credit quality of the loan portfolio.

Management believes that as of June 30, 2008 the loan loss allowances provided are adequate to absorb the losses inherent in the Bank’s loan portfolio. We, however, caution that continued deterioration of real estate values and general economic conditions may result in the need for further additions to loan loss allowances if collateral values fall below loan balances on non-performing loans, and home builders and other large borrowers who depend upon sales of real estate properties for repayment of their loans do not realize sufficient cash flows to repay their loans in full when they become due.

While management segments the loan portfolio into several categories for purposes of evaluating the adequacy of loan loss allowances and makes tentative allocations of these allowances to specific loan products, all general loss reserves are available to absorb losses from any sector of the loan portfolio.

The Bank evaluates the fair value of foreclosed real estate. Such evaluations are based upon observable market values of comparable properties obtained through appraisals when available. In the absence of adequate appraisal values, the properties are valued using the discounted present value of the anticipated future cash flows. In addition to the appraisal values, the Bank considers costs which may be necessary to make the property salable, and selling costs to dispose of the property. The net realizable values derived through this process are measured against the recorded book value of the loan. The Bank records foreclosed real estate at fair value at the foreclosure date through a credit to other income or recovery to allowance if positive or a charge to expense if negative. Foreclosed real estate properties are evaluated for impairment not less frequently than quarterly after the initial evaluation is performed at the time of acquisition, as post acquisition, such properties are recorded at the lower of cost or fair value. Any increase to the allowance for losses on foreclosed real estate made after the initial valuation is recorded as an expense.

During the quarter ended June 30, 2008, foreclosed real estate increased $2,091,000. This increase reflects $2,338,600 of loan balances transferred into foreclosed real estate from loans receivable, $243,500 of disbursements on two partially completed houses acquired, a net increase of $593,900 resulting from fair market evaluations of acquired properties, less $1,085,000 of sales of acquired properties.

The increase resulting from fair value evaluations occurred on two separate properties. One of the properties had a loan balance of $782,400. At the foreclosure auction, part of the collateral for the loan was sold for $650,000 leaving a balance of $132,400. The remaining collateral, a historical home has a realizable value of $375,000 based on an independent appraisal, and had an excess over the recorded cost of $242,600. The second property, consisting of eleven 3 to 5 acre developed lots and eighty-nine acres of raw land, had a net realizable value based on two independent appraisals of $644,200 over the recorded cost of the property.

Offsetting these positive adjustments to fair value, were valuations of two construction loans on partially completed houses. After consideration of cost to complete the houses, selling costs and the appraised values of the houses after completion, reductions of recorded costs down to the realizable value of the completed houses resulted in write-downs to fair value totaling $292,900 on these properties.

These initial valuations of foreclosed real estate in the amount of $886,800 were recorded as a gain on foreclosed real estate in the Company’s statement of operations, and $292,900 was charged to the loan loss allowance.

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

The anticipated life of the mortgages is greatly impacted by pre-payment speed which is the most critical assumption made by management both in the original recording of the mortgage servicing rights and in subsequent impairment evaluations. The longer the mortgage life, the higher the value of the mortgage servicing rights will be because the servicing rights will continue to generate income into the future in the form of loan servicing fees. The Bank obtains published pre-payment speeds for similar conventional mortgage loans that match the Bank’s contract interest rates, year originated, and the original terms of the loans serviced. Such data was used by management in its June 30, 2008 measurement of impairment of its mortgage servicing rights. At that date, the Bank’s mortgage servicing rights were not impaired and no valuation allowance was recorded on the Bank’s books.

The Company reviews its investment securities portfolio on a quarterly basis to identify and evaluate investments that have indications of possible other than temporary impairment. Such securities are written down to their net realizable value when there is impairment in value that is other than temporary. The determination of whether or not other than temporary impairment exists is a matter of judgment. At June 30, 2008, the Company’s held to maturity and available for sale investment portfolios had immaterial amounts of market values in excess of their book values. No individual securities had a material unrealized losses. Factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been less than the cost basis, the financial condition and credit quality of the security issuer, and the Bank’s ability to hold the investment securities for a period of time sufficient to allow for any anticipated recovery in market value.

Financial Condition

At June 30, 2008, the total assets of the Company were $145.0 million, a decrease of $13.8 million since December 31, 2007. During the first half of 2008, loans receivable decreased $2.1 million from the December 31, 2007 yearend balance. The Bank’s loan disbursements to customers were $19.2 million during the first half of 2008 compared to $25.5 million in the same period in 2007. Loan principal reductions were $21.3 million for the six months year-to-date (“YTD”) in 2008 versus $30.8 million during the six months YTD in 2007. The foregoing loan disbursement and loan principal reduction amounts include activity in the Bank’s revolving lines of credit. Principal reductions for the first half of 2008 include approximately $3.9 million of loans foreclosed upon in the second quarter of this year.

Investment securities decreased $15.5 million for the six months YTD in 2008. Investment securities totaling $27.0 million have been called by the issuing agencies. Proceeds from these calls have been used to reduce short-term borrowings, to purchase $11.5 million of new securities, and to fund deposit withdrawals.

Deposits decreased $4.8 million during the six months YTD in 2008. Core deposit accounts, primarily checking and passbook savings accounts, increased $4.7 million since the beginning of the year. Certificate of deposit accounts decreased $9.1 million during the same time period. At June 30, 2008, short-term borrowings were $2.9 million. Short-term borrowings decreased $8.9 million since the beginning of the year.

Asset Quality

Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of loan balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures. At June 30, 2008, the Bank had problem assets of approximately $9.8 million or 6.8% of total assets, that were classified sub-standard. At December 31, 2007, similarly classified assets were $7.9 million and equaled 5.0% of assets. Non-accrual loans, for which only cash income is recognized, were $2.4 million and are decreased from $5.1 million at March 31, 2008 and at December 31, 2007. See Critical Accounting Policies for a discussion of the Bank’s policy and procedure for developing loan loss allowances and valuing foreclosed real estate.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The Company experienced a $61,600 loss for the six months YTD June 30, 2008, a decrease of $572,300 from the $510,700 of net income for the same period in 2007. Net interest income decreased $815,900, a 28.9% decrease from the same period last year. Other income increased $1,007,600. Non-interest expense increased $125,200, or 4.7%, and pre-tax income decreased by $898,900.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 1 below presents, for the six months ended June 30, 2008 and 2007, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 2 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 1
Dollars in thousands

	For The Six Months Ended June 30,
	2008			2007
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$111,865	$3,654	6.53%	$125,002	$4,723	7.56%
Investment securities	21,413	356	3.33%	34,010	588	3.46%
FHLB Stock	576	17	5.90%	1,326	39	5.88%
Other interest earning assets (2)	3,697	67	3.62%	1,833	73	7.97%

Total Interest Earning Assets	$137,551	$4,094	5.95%	$162,171	$5,423	6.69%

Other Assets
Cash and due from banks	5,579			4,631
Premises and equipment, net	5,171			3,687
Accrued interest receivable	710			984
Mortgage servicing rights	233			276
Other assets	1,112			648

Total Other Assets	12,805			10,226

Total Assets	$150,356			$172,397

Interest-Bearing Liabilities
Checking accounts	$20,511	$66	0.64%	$19,880	$17	0.17%
Money market accounts	2,072	8	0.77%	3,069	11	0.72%
Passbook savings	18,111	134	1.48%	18,936	107	1.13%
Certificates of deposit	82,742	1,750	4.23%	84,250	1,881	4.47%
Short-term borrowings	5,606	129	4.60%	21,497	584	5.43%

Total Interest-Bearing Liabilities	$129,042	$2,087	3.23%	$147,632	$2,600	3.52%

Non-interest bearing deposits	7,503			9,727
Other Liabilities	596			996
Stockholders’ equity (3)	13,215			14,042

Total Liabilities and Equity	$150,356			$172,397

Net Interest Income/Margin		$2,007	2.72%		$2,823	3.17%

(1)	Includes loans held for sale and non-accrual loans.
(2)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2007 and 2008, this balance is significantly less than the interest earning balances at our correspondent bank because of float.
(3)	Average balances are based on average daily balances except for stockholders’ equity which is computed on month end balances.

Analysis of Change in Net Interest Income				Table 2
Dollars in thousands
	Six Months Ended June 30, 2008 vs 2007
	Increase (Decrease) Due to			Total
	Volume	Rate	Vol/Rate
Interest Income on:
Loans Receivable (1)	$(496)	$(640)	$67	$(1,069)

Investment Securities	(218)	(22)	8	(232)
FHLB Stock	(22)	—	—	(22)

Interest & Dividends on Investments	(240)	(22)	8	(254)

Other Interest Earning Investments	74	(40)	(40)	(6)

Total Interest on Earning Assets	(662)	(702)	35	(1,329)

Interest Expense on:
Checking Accounts	(1)	53	(3)	49
Money Market	(4)	1	—	(3)
Passbook	(5)	33	(1)	27
Certificates of Deposit	(34)	(99)	2	(131)

Interest on Deposits	(44)	(12)	(2)	(58)

Short-term Borrowings	(430)	(90)	65	(455)

Total Interest on Liabilities	(474)	(102)	63	(513)

Net Interest Income	$(188)	$(600)	$(28)	$(816)

(1)	Includes loans held for sale.

Net interest income decreased $816,000 from first half 2007 to the first half 2008. This is the net of a $1,329,000 decrease in interest income and a decrease of $513,000 in interest expense.

Interest on loans receivable decreased $1,068,000 in 2008 from 2007. Table 2 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 1, decreased by $13.1 million from 2007 to 2008, while the average yield on loans receivable decreased by 103 basis points. In 2008, loans receivable had an average yield of 6.53%, which is down from 7.56% in 2007. The data in Table 2 indicates that the lower volume of loans outstanding in 2008 decreased interest income by $496,000, and that lower interest rates decreased income by $640,000. The Bank had an average balance of $4.5 million of non-performing loans during the six months YTD in 2008. The average contractual interest rate on these loans was 8.08%. The amount of non-accrual interest on these loans was approximately $182,000 for the YTD. The effect of this decrease in interest on loans receivable was a decrease in average yield of 33 basis points.

Other interest and dividend income decreased by a total amount of $260,000. Interest income on investment securities decreased by $232,000 in 2008 from 2007 due to a lower average balance outstanding in 2008 and a lower average interest rate. The remaining sources of dividend and interest income decreased $28,000. The Bank’s overall yield on interest earning assets was 5.95% in 2008, a 74 basis point decrease from the 6.69% achieved in 2007.

Interest expense decreased $513,000. Interest on deposits decreased by a net amount of $58,000. Interest on certificates of deposit increased $131,000, of which $34,000 was primarily due to a lower volume of certificates of deposit outstanding and $99,000 was due to lower interest rates on certificates of deposit. Interest on short-term borrowings decreased $455,000. The average balance of borrowings decreased $15.9 million and caused interest expense to decrease $430,000. Lower interest rates in 2008 caused interest expense to decrease $90,000. Because of a lack of growth in loans receivable in 2008, the Bank used a portion of the proceeds from investment security calls to reduced its use of short-term borrowings.

The Bank’s overall cost of interest bearing liabilities was flat, with a decrease of only 7 basis points, in 2008 versus 2007.

The Bank made a $953,400 provision for loan losses in the first half of 2008 as compared to a $12,000 reduction in its provision for loan losses in first half 2007. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $953,400 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total other income increased $1,007,600 from the six months ended June 30, 2007 to 2008.

Loan fees and late charges decreased $27,900, or 20.4% from 2007. This decrease was due to a $15,600 decrease in late charges on delinquent loans, a $6.700 decrease in credit card fees following the sale of the Bank’s credit card portfolio late in 2007, and a $5,600 decrease in fees for short-term loan extensions.

Income from mortgage banking activities decreased $59,100, or 49.8%. The Bank had no sales of loans to its primary correspondent in 2008 compared to 2007 during which it recorded gains on such sales of $25,300. Fees for loans originated on behalf of other correspondents decreased $35,800.

Fees from transaction accounts increased 62.1% or $217,000 due to a $192,000 increase in insufficient fund fees. The Bank introduced an overdraft protection program for customers late in the second quarter of 2007 which contributed to the increase in insufficient fund fees. ATM fees increased $9,200 from last year. All other transaction account fees increased a net amount of $15,800 in the current period over 2007.

The Bank recorded a net gain on foreclosed real estate of $831,500. There was no comparable amounts in the six months ended June 30, 2007. This gain was the net of a $886,800 valuation adjustment on foreclosed real estate and $55,300 loss on the disposition of foreclosed real estate. See Critical Accounting Policies for a discussion regarding evaluations of foreclosed real estate.

Non-interest expenses increased $125,200, or 4.7%, in the six months ended June 30, 2008 compared to 2007. Expenses in both 2008 and 2007 include costs not typically incurred by the Company in its normal operations. Expenses related to the formation of a holding company totaled $99,400 in 2007. Foreclosure related expenses in 2008 total $173,100. After these items are deducted from total non-interest expenses in the respective periods for analytical purposes, normal expenses related to on-going operations increased only 2.0% or $51,500.

Directors’ fees and expenses increased $11,900, or 10.3%, primarily due to higher costs of insurance benefits provided to directors.

Professional fees decreased $64,100, or 32.2%. Expenses related to the formation of a holding company totaling $99,400 in 2007 were of a onetime nature. Fees for accounting and other professional services increased $33,300 in 2008. There was a net decrease of $2,000 for all other items.

Data processing expenses increased $32,400, or 7.8%, primarily due to an increase in deposit account servicing costs.

Marketing expenses decreased $46,900, or 47.4%. As part of its cost reduction efforts, management reassessed its marketing budget at mid-year and significantly reduced its advertising plans for the year and reduced its accrued marketing expenses accordingly

Foreclosure expenses related to 25 loans totaling $3.9 million of loans foreclosed upon in the first half of the year were $173,100. There was no foreclosure expense in 2007.

Income tax benefit for the first half of 2008 was $65,000, a decrease of $326,600 from prior year income tax expense. The effective tax rate for the six months ended June 30, 2008 was a negative 51.3% versus a positive 33.9% in the same period in 2007. Interest on U.S. Government agency securities is exempt from state taxation. This exemption had a proportionately greater impact on the state income tax calculation in 2008 because of the decline from a pre-tax income status in 2007 to a pre-tax loss status in 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The Company had a $49,500 loss in the second quarter of 2008 versus a $214,900 net income in the second quarter of 2007. The second quarter net loss was $24,900 higher than the loss recorded in the first quarter of this year due to foreclosure related items. Core income, or income from ongoing operations, on a pre-tax basis improved from a negative $39,000 in the first quarter to a positive $140,000 in the second quarter. These pre-tax numbers exclude losses on the sale of real estate owned, provision for losses on real estate owned and foreclosure expenses. Prior to the current year’s activity with foreclosed real estate, the Bank has not had any foreclosure experience since fiscal year 2000.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 3 below presents, for the quarters ended June 30, 2008 and 2007, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 4 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 3

Dollars in thousands

	For The Three Months Ended June 30,
	2008			2007
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$111,359	$1,768	6.35%	$122,667	$2,320	7.57%
Investment securities	12,015	103	3.43%	34,010	298	3.50%
FHLB Stock	353	5	5.67%	1,233	18	5.84%
Other interest earning assets (2)	5,765	44	3.05%	1,798	37	8.23%

Total Interest Earning Assets	$129,492	$1,920	5.93%	$159,708	$2,673	6.69%

Other Assets
Cash and due from banks	7,207			4,724
Premises and equipment, net	5,466			3,849
Accrued interest receivable	647			1,039
Mortgage servicing rights	228			273
Other assets	1,870			708

Total Other Assets	15,418			10,593

Total Assets	$144,910			$170,301

Interest-Bearing Liabilities
Checking accounts	$21,977	$37	0.34%	$19,403	$8	0.08%
Money market accounts	2,072	4	0.77%	3,101	6	0.77%
Passbook savings	18,535	70	1.51%	19,145	56	1.17%
Certificates of deposit	80,101	793	3.96%	83,973	947	4.51%
Short-term borrowings	1,083	13	4.80%	19,943	272	5.46%

Total Interest-Bearing Liabilities	$123,768	$917	2.96%	$145,565	$1,289	3.54%

Non-interest bearing deposits	7,647			9,615
Other Liabilities	363			1,016
Stockholders’ equity (3)	13,132			14,105

Total Liabilities and Equity	$144,910			$170,301

Net Interest Income/Margin		$1,003	2.96%		$1,384	3.14%

(1)	Includes loans held for sale and non-accrual loans.
(2)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2007 and 2008, this balance is significantly less than the interest earning balances at our correspondent bank because of float.
(3)	Average balances are based on average daily balances except for stockholders’ equity which is computed on month end balances.

Analysis of Change in Net Interest Income			Table 4
Dollars in thousands
	Three Months Ended June 30, 2008 vs 2007
	Increase (Decrease) Due to			Total
	Volume	Rate	Vol/Rate
Interest Income on:
Loans Receivable (1)	$(214)	$(372)	$34	$(552)

Investment Securities	(193)	(7)	5	(195)
FHLB Stock	(13)	(1)	1	(13)

Interest & Dividends on Investments	(206)	(8)	6	(208)

Other Interest Earning Investments	81	(23)	(51)	7

Total Interest on Earning Assets	(339)	(403)	(11)	(753)

Interest Expense on:
Checking Accounts	—	28	1	29
Money Market	(2)	—	—	(2)
Passbook	(2)	16	(1)	13
Certificates of Deposit	(43)	(115)	5	(153)

Interest on Deposits	(47)	(71)	5	(113)

Short-term Borrowings	(257)	(25)	24	(258)

Total Interest on Liabilities	(304)	(96)	29	(371)

Net Interest Income	$(35)	$(307)	$(40)	$(382)

(1)	Includes loans held for sale.

Net interest income decreased $382,000 from second quarter 2007 to the second quarter 2008. This is the net of a $753,000 decrease in interest income and a decrease of $371,000 in interest expense.

Interest on loans receivable decreased $552,000 in 2008 from 2007. Table 4 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 3, decreased by $11.3 million from 2007 to 2008, while the average yield on loans receivable decreased by 122 basis points. In 2008, loans receivable had an average yield of 6.35%, which is down from 7.57% in 2007. The data in Table 4 indicates that the lower volume of loans outstanding in 2008 decreased interest income by $214,000, and that lower interest rates decreased income by $372,000. The Bank had an average balance of $3.9 million of non-performing loans during the quarter just ended. The average contractual interest rate on these loans was 8.05%. The amount of non-accrual interest on these loans was approximately $79,000 for the quarter. The effect of this decrease in interest on loans receivable was a decrease in average yield of 15 basis points.

Interest and dividend income on investment securities decreased by $208,000. The average balance of investment securities decreased by $22.0 million in 2008 from 2007 and the average interest rate decreased by 7 basis points. Interest income on other interest earning investments increased by $7,000 in 2008 from 2007.

The Company’s average interest earning assets decreased by $30.2 million and the overall yield on interest earning assets was 5.93% in 2008, an 76 basis point decrease from the 6.69% achieved in 2007.

Interest expense decreased $371,000. Interest on deposits decreased $113,000, of which $71,000 was due to lower interest rates. Interest on certificates of deposit decreased $153,000 primarily from lower interest rates. The average interest rate paid on certificates of deposits decreased 55 basis points from 2007 to 2008. Interest on short-term borrowings decreased $258,000. The average balance of borrowings decreased $18.9 million and caused interest expense to decrease $257,000. Lower interest rates in 2008 caused interest expense to decrease $25,000. Because of a lack of growth in loans receivable in 2008, the Bank used a portion of the proceeds from investment security calls to reduced its use of short-term borrowings.

The Bank’s overall cost of interest bearing liabilities decreased 36 basis points in 2008 versus 2007.

The Bank booked a $878,200 addition to its provision for loan losses in the second quarter of 2008 as compared to a $6,000 reduction in its provision for loan losses in second quarter 2007. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances. Also see the discussion of loan loss provision under “Six Months Ended June 30, 2008 compared to Six Months ended June 30, 2007.”

Total other income increased $904,400 from the three months ended June 30, 2007 to 2008.

Loan fees and late charges decreased $17,300, or 25.5% from 2007. This decrease was due to a $7,600 decrease in late charges on delinquent loans, a $4,500 decrease in credit card fees following the sale of the Bank’s credit card portfolio late in 2007, and a $7,500 decrease for short-term renewals loan extensions .

Income from mortgage banking activities decreased $35,200, or 56.6%. The Company had a $37,300 decrease in fees on loans originated for correspondents in 2008 compared to 2007.

Fees from transaction accounts increased 39.6% or $81,900 due to a $70,300 increase in insufficient fund fees. The Bank introduced an overdraft protection program for customers late in the second quarter of 2007 which contributed to the increase in insufficient fund fees. All other transaction account fees increased a net amount of $11,600 in the current period over 2007.

The Bank recorded a net gain on foreclosed real estate of $831,500 during the second quarter of 2008. There was no comparable amount in the three months ended June 30, 2007. This gain was the net of a $886,800 valuation adjustment on foreclosed real estate and $55,300 loss on the disposition of foreclosed real estate. See Critical Accounting Policies for a discussion regarding evaluations of foreclosed real estate.

Non-interest expenses increased $41,000, or 2.9%, in the three months ended June 30, 2008 compared to 2007.

Directors’ fees and expenses increased $9,000, or 16.4%, due to a $5,500 increase in the cost of insurance benefits provided to directors. All other items increased a net amount of $3,500.

Professional fees decreased $86,200, or 56.1%. Expenses related to the formation of a holding company totaling $99,400 in 2007 were of a onetime nature. Fees for accounting and other professional services increased $20,700. There was a net decrease of $7,500 for all other items, principally legal fees.

Data processing expenses increased $20,700 due to higher costs for processing deposit accounts and a higher volume of electronic banking transactions.

Marketing expenses decreased $47,400, or 95.8%. As part of its cost reduction efforts, management reassessed its marketing budget at mid-year and significantly reduced its advertising plans for the year and reduced its accrued expenses accordingly at the end of the second quarter.

Foreclosure and other expenses related to the 25 loans totaling $3.9 million of loans foreclosed upon in the second quarter of the year were $173,100. There was no foreclosure expense in 2007.

The Company recorded an income tax benefit of $38,600 in the second quarter of 2008 versus an income tax expense of $112,100 in the second quarter of 2007, a difference of $150,700. See the discussion of income tax expense under “Six Months Ended June 30, 2008 compared to Six Months ended June 30, 2007.”

Liquidity and Capital Resources

At June 30, 2008, the Bank had approximately $6.2 million of liquid assets in the form of cash and cash equivalent investments. The Company also has $11.5 million of investment securities that are classified as available for sale. As of June 30, 2008, the Bank has pledged $1.0 million of these bonds as collateral for public deposits of Virginia counties. The Bank has approximately $33.0 million of pre-approved credit from the FHLB with funding available on a same day basis and did not have any borrowings outstanding against this line of credit at June 30, 2008. The Bank also has a $4.6 million line of credit availability from the Community Bankers Bank of Richmond, Virginia for federal funds purchases and had $2.9 million outstanding against this credit line at June 30, 2008. This credit facility is subject to renewal at July 31, 2008.

The Company’s current liquidity position is more than adequate to meet its lending needs and to fund potential customer withdrawals from deposit accounts.

At June 30, 2008, the Company’s common stockholders’ equity was equal to 9.04% of total assets, as compared to 7.76% at December 31, 2007. Stockholders’ equity decreased by $213,100 during the first half of 2008. This is the sum of $61,600 in operating losses plus dividends paid or accrued in the amount of $151,500.

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

The Bank is required to file a quarterly report on its financial condition, results of operations and other financial information with the OTS. OTS financial reporting rules follow the same generally accepted accounting principles (“GAAP”) applicable to this Report on Form 10-Q except for certain specified areas in which regulatory accounting principles (“RAP”) differ from GAAP. One of these areas is accounting for properties acquired through foreclosure. GAAP indicates that these properties should be accounted for at their fair value on the foreclosure date and at the lower of cost or fair value thereafter. OTS RAP specifies that they be reported at the lower of their historical cost or their fair value. Application of RAP to the Bank’s accounting for real estate acquired through foreclosure resulted in approximately $603,000 less in second quarter earnings and tangible capital, as reported to the OTS, than the amounts determined under GAAP and reported in this Report on Form 10-Q. This difference between GAAP and RAP will continue to exist until the Bank disposes of the properties. Table 5 reflects the $603,000 lower amount of capital reported to OTS.

Actual and required regulatory capital requirements at June 30, 2008 and 2007 follow:

Capital Position	Virginia Savings Bank, F.S.B.	Table 5

	Capital Amounts		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
June 30, 2008
Tangible (1)	$12,116,253	8.40%	$2,164,747	1.50%	$	N/A	N/A
Tier I (2)	11,116,253	9.75%	N/A	N/A		6,837,414	6.00%
Core (1)	11,116,253	7.70%	5,772,658	4.00%		7,215,822	5.00%
Total (2)	13,229,853	11.66%	9,116,552	8.00%		11,395,691	10.00%

June 30, 2007
Tangible (1)	$13,864,150	8.12%	$2,562,633	1.50%	$	N/A	N/A
Tier I (2)	12,864,150	10.92%	N/A	N/A		7,066,325	6.00%
Core (1)	12,864,150	7.53%	6,833,689	4.00%		8,542,112	5.00%
Total (2)	14,306,450	12.15%	9,421,766	8.00%		11,777,208	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

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

The Bank had outstanding commitments to make mortgage loans secured by real property, exclusive of the undisbursed portion of loans in process, of approximately $2.8 million at June 30, 2008, all of which expire within one year. Loans in process represent the undisbursed portion of construction loans already on the Bank’s books. Disbursements are made at each stage of the construction process after an inspection by a qualified real estate appraiser. At June 30, 2008, the Bank had loans in process commitments of approximately $2.7 million that expire within nine months.

The Bank also issues stand-by letters of credit that are unsecured conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements. At June 30, 2008, the Bank had $330,700 of stand-by letters of credit outstanding with expiration dates through September 10, 2009.

Lines of credit are loan commitments to individuals and companies that have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Bank, at June 30, 2008, had secured lines of credit with available balances of $13.1 million and unsecured lines of credit with available balances of $2.0 million. Many of these commitments are expected to expire without being fully drawn down. The total commitment amounts do not therefore necessarily represent future cash requirements.

The risks involved in these off-balance sheet arrangements are essentially the same as those involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition as of June 30, 2008 as a liability for credit loss due to off-balance sheet arrangements. Management does not anticipate any difficulties in funding these commitments.

Item 4 – Controls and Procedures

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

Management believes that as of June 30, 2008 its structure of disclosure controls and procedures are effective in meeting their intended purposes. The most recent review of these systems, conducted as of June 30 2008, did not reveal any material deficiencies that would adversely affect the Company’s ability to properly and accurately record and report financial data. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of these evaluations. While management has an effective structure of disclosure controls and procedures in place, there were deficiencies in implementation of these controls and procedures due to a personnel shortage beginning in May, 2008 as describe below.

In May, 2008, the Company’s controller resigned. Management was not able to fill this position vacancy prior to preparation of this report. As a consequence, dual controls related to the preparation of significant accounting entries and the financial reports and schedules contained herein were inoperative. Management expects to have the controller position filled in the near future.

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4 – Submission of Matters to a Vote of Security Holders

A.	An annual meeting of the shareholders of the Company, was held on May 22, 2008

B.	Votes cast for the election of directors were as follows:

	For:	Withheld:	Total:	Broker Non-Votes
Samuel J. Baggarly	1,255,119	640	1,255,759	82,387
Kent E. Coons	1,255,119	640	1,255,759	82,387
Arnold M. Williams, Sr.	1,255,119	640	1,255,759	82,387

The following directors’ term of office continued after the meeting: Webb R. Davis, W. Michael Funk, Francis D. Hall, J. William Gilliam and David L. Wines

Item 6 – Exhibits

Exhibit Number	Description
31-1	Rule 13a-14(a)/15d-14(a) CEO Certification

31-2	Rule 13a-14(a)/15d-14(a) CFO Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIRGINIA SAVINGS BANCORP, INC.
(Registrant)

	By:	/s/ W. Michael Funk
August 14, 2008		W. Michael Funk
Date		President & Chief Executive Officer

	By:	/s/ Noel F. Pilon
August 14, 2008		Noel F. Pilon
Date		Senior Vice President & Chief Financial Officer