Form 10-Q
period 2008-09-30
Virginia Savings Bancorp, Inc.
filed 2008-11-14
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 14, 2008, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

VIRGINIA SAVINGS BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

VIRGINIA SAVINGS BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION Unaudited

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$4,958,658	$4,096,011
Interest bearing deposits	9,993,805	681,411
Federal funds sold and other short term accounts	1,654,000	263,000

Total cash and cash equivalents	16,606,463	5,040,422

Investment securities held to maturity, with a fair value of $2,011,033 and $33,845,013, respectively, at September 30, 2008, and December 31, 2007.	2,010,028	34,009,811
Investment securities available for sale	8,193,940	—
Loans held for sale	—	532,927
Loans receivable, net of loan loss allowances of $1,390,700 and $702,200 at September 30, 2008 and December 31, 2007, respectively	105,326,102	111,481,387
Premises and equipment, net	6,331,774	4,714,399
Federal Home Loan Bank of Atlanta Stock, at cost	322,300	917,300
Investment in title company	158,039	158,039
Accrued interest receivable	651,004	930,792
Mortgage servicing rights	211,123	241,003
Foreclosed real estate	3,506,842	653,941
Prepaid and deferred income taxes	391,500	—
Other assets	189,461	175,874

Total Assets	$143,898,576	$158,855,895

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$130,280,003	$133,230,122
Short-term borrowings	—	11,800,000
Advances from borrowers for taxes and insurance	247,540	30,646
Other liabilities	595,283	467,868

Total Liabilities	131,122,826	145,528,636

Stockholders’ Equity
Preferred stock, $10.00 par (500,000 shares authorized and 100,000 shares issued and outstanding)	1,000,000	1,000,000
Common stock, $1.00 par (5,000,000 shares authorized and 1,899,984 shares issued and outstanding)	1,899,984	1,899,984
Additional paid-in capital	1,266,014	1,266,014
Retained earnings	8,628,743	9,161,261
Other Comprehensive Income (loss)	(18,991)	—

Total stockholders’ equity	12,775,750	13,327,259

Total Liabilities and Stockholders’ Equity	$143,898,576	$158,855,895

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA SAVINGS BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	Nine Months Ended September 30,
	2008	2007
Interest Income
Interest and fees on loans	$5,373,800	$6,974,722
Interest and dividends on investments	540,382	947,107
Other interest income	98,307	114,372

Total Interest Income	6,012,489	8,036,201

Interest Expense
Interest on deposits	2,815,057	3,091,028
Interest on short-term borrowings	130,251	823,184

Total Interest Expense	2,945,308	3,914,212

Net interest income	3,067,181	4,121,989
Provision for loan losses	1,272,055	57,447

Net interest income after loan loss provision	1,795,126	4,064,542

Other Income
Other loan fees and late charges	145,090	203,625
Income from mortgage banking activities	74,540	154,579
Fees from transaction accounts	848,186	615,104
Income - Bankers Title Company	40,456	11,304
Net gain on real estate owned	844,188	—
All other income	3,379	3,470

Total Other Income	1,955,839	988,082

Non-Interest Expenses
Salaries and employee benefits	2,078,643	2,037,780
Director compensation	141,761	168,813
Occupancy, furniture and equipment expenses	269,924	271,846
Professional fees	201,154	304,834
Data processing expenses	683,003	632,697
Marketing expenses	76,850	148,500
Foreclosure expenses	341,067	—
Other expenses	465,632	471,176

Total Non-Interest Expenses	4,258,034	4,035,646

(Loss) income before income tax provision	(507,069)	1,016,978
Income tax (benefit) provision	(201,800)	345,487

Net (loss) income	$(305,269)	$671,491

Basic and diluted (loss) earnings per share	$(0.16)	$0.32
Dividends declared per common share	$0.09	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA SAVINGS BANCORP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	Three Months Ended September 30,
	2008	2007
Interest Income
Interest and fees on loans	$1,719,420	$2,251,785
Interest and dividends on investments	167,370	319,893
Other interest income	31,680	41,549

Total Interest Income	1,918,470	2,613,227

Interest Expense
Interest on deposits	856,772	1,074,270
Interest on short-term borrowings	1,103	239,456

Total Interest Expense	857,875	1,313,726

Net interest income	1,060,595	1,299,501
Provision for loan losses	318,667	69,462

Net interest income after loan loss provision	741,928	1,230,039

Other Income
Other loan fees and late charges	36,156	66,785
Income from mortgage banking activities	14,897	35,844
Fees from transaction accounts	281,838	265,787
Income - Bankers Title Company	2,841	11,304
Net gain on real estate owned	12,730	—
All other (loss) income, net	(1,297)	975

Total Other Income	347,165	380,695

Non-Interest Expenses
Salaries and employee benefits	693,679	682,461
Director compensation	14,621	53,550
Occupancy, furniture and equipment expenses	95,692	96,687
Professional fees	66,166	105,711
Data processing expenses	233,065	215,174
Marketing expenses	24,750	49,500
Foreclosure expenses	167,997	—
Other expenses	173,553	162,978

Total Non-Interest Expenses	1,469,523	1,366,061

(Loss) income before income tax provision	(380,430)	244,673
Income tax (benefit) provision	(136,800)	83,887

Net (loss) income	$(243,630)	$160,786

Basic and diluted (loss) earnings per share	$(0.13)	$0.07
Dividends declared per common share	$0.03	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA SAVINGS BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net (loss) Income	$(305,269)	$671,491
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	1,272,055	57,447
Net gain on real estate owned	(844,188)	—
Loss on sale of foreclosed real estate	55,342
Loans originated for sale	—	(1,089,900)
Proceeds from loans sold	—	1,393,424
Gains on sale of mortgage loans	—	(25,346)
Depreciation expense	155,449	150,274
Amortization of mortgage servicing rights	29,880	36,300
Decrease in interest receivable	279,788	222,644
Increase in current and deferred income taxes	(262,800)	(9,300)
Increase (decrease) in other assets and liabilities, net	220,120	(25,853)

Net cash (used in) provided by operating activities	545,035	1,381,181

Cash Flows from Investing Activities:
Net redemption of Federal Home Loan Bank Stock	595,000	315,200
Purchase of available for sale investment securities	(11,901,423)	—
Calls of held to maturity investment securities	32,000,000	—
Calls or maturity of available for sale investment securities	3,735,000
Net decrease in loans receivable	1,235,344	11,939,731
Proceeds from sale of foreclosed real estate	2,570,847	—
Improvements on foreclosed real estate	(463,570)	—
Investment in title company	—	(158,039)
Purchase of premises and equipment	(1,772,824)	(1,162,891)

Net cash provided by investing activities	25,998,374	10,934,001

Cash Flows from Financing Activities:
Net decrease in deposits	(2,950,119)	(2,473,838)
Net decrease in short-term borrowings	(11,800,000)	(8,000,000)
Dividends declared	(227,249)	(590,627)

Net cash used in financing activities	(14,977,368)	(11,064,465)

Net increase in cash and cash equivalents	11,566,041	1,250,717
Cash and cash equivalents at beginning of period	5,040,422	7,067,472

Cash and cash equivalents at end of period	$16,606,463	$8,318,189

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,991,927	$3,937,904
Income taxes	22,100	363,087

Non-cash Activity
Transfer of loans to foreclosed real estate	$4,519,562	$—
Transfer of loans held for sale to portfolio	532,927	—

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA SAVINGS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2008. The unaudited consolidated financial statements and related notes thereto presented herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2 – Earnings Per Share

Basic net (loss) income per share was computed on the weighted average number of shares outstanding. Diluted earnings per share are computed on a weighted average basis under the “if converted” method assuming conversion as of January 1, 2008 and 2007. Potential converted shares represent the conversion of the 100,000 shares of convertible preferred stock of the wholly owned subsidiary of the Company, Virginia Savings Bank, F.S.B. (“the Bank”), that is convertible in the ratio of two shares of common stock to three shares of preferred stock. There was no dilutive impact as the Company reported a loss for the three and nine months ended September 30, 2008 and the assumed conversion was anti-dilutive for 2007 periods. With the exception of preferred stock dividends, there were no adjustments to net (loss) income in the computation of diluted earnings per share for any of the periods presented. The following table shows the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2008 and 2007.

	Nine Months Ended Sept. 30,
	2008	2007
Net (loss) Income	$(305,269)	$671,491
Preferred Stock Dividends	*	(56,250)

Net (loss) Income Available to Common Stock	$(305,269)	$615,241

Weighted average shares outstanding	1,899,984	1,899,984
Basic and Diluted (Loss) Earnings Per Share	$(0.16)	$0.32

	Three Months Ended Sept. 30,
	2008	2007
Net (loss) Income	$(243,630)	$160,786
Preferred Stock Dividends	*	(18,750)

Net (loss) Income Available to Common Stock	$(243,630)	$142,036

Weighted average shares outstanding	1,899,984	1,899,984
Basic and Diluted (Loss) Earnings Per Share	$(0.13)	$0.07

*	Not applicable to the computation due to the loss incurred.

Note 3 – Guarantees

The Bank issues stand-by letters of credit that are unconditional commitments guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to customers. At September 30, 2008 and December 31, 2007, with consideration given to collateral and risk of default, management does not believe its exposure to these letters of credit is significant. These stand-by letters of credit were approximately $330,700 and $268,900, respectively, with current expiration dates through September 10, 2009.

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

For assets that the Company measures at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

	September 30, 2008	Level 1*	Level 2**	Level 3***
Investments available for sale	$8,193,940		$8,193,940
Impaired loans	2,649,527			2,649,527
Foreclosed real estate	3,506,842			3,506,842
Mortgage servicing rights	211,123	—	—	211,123

Total	$14,561,432	$—	$8,193,940	$6,367,492

*	Quoted prices in active markets for identical assets
**	Significant other observable inputs
***	Significant unobservable inputs

The following table presents a summary of activity in the level 3 items:

Activity in level 3 Items	Nine Months Ended 9/30/08	Three Months Ended 9/30/08
Impaired loans - Beginning balance	$5,130,556	$2,420,403
Loan returned to accrual status	(207,456)	—
Property repossessed or foreclosed upon	(3,095,330)	(756,707)
Properties sold at foreclosure auction	(1,755,782)	(72,667)
Account paid off	(213,579)	(141,591)
Accounts added	2,791,118	1,200,089

Ending balance	$2,649,527	$2,649,527

Foreclosed real estate - Beginning balance	$653,941	$2,732,568
Transfer of loans from portfolio	5,020,520	2,180,939
Post acquisition loss in value	(105,000)	(85,542)
Sales of real estate owned	(2,366,189)	(1,281,189)
Payment from first trust holder	(260,000)	(260,000)
Disbursements on partially completed houses	463,570	220,066

Ending balance	$3,506,842	$3,506,842

Mortgage servicing rights - Beginning balance	$241,003	$222,884
Amortization of servicing rights	29,880	11,761

Ending balance	$211,123	$211,123

The following valuation techniques were used to measure the fair value of assets in the table above.

Investment securities available for sale – The Company accounts for investments securities available for sale at fair value with unrealized gains and losses reflected net of taxes in comprehensive income or loss. The Company obtains quoted market prices from the Federal Home Loan Bank of Atlanta, the Company’s servicing agent for the specific investment securities included in this category.

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

Note 5 – Subsequent Event

On November 6, 2008, the Company made application to the Department of the Treasury (“Treasury”) to participate in its Capital Asset Purchase Program through its regulator, the Office of Thrift Supervision. Under the Treasury guidelines, the Company is eligible to apply for up to 3.0% of Virginia Savings Bank’s total risk-weighted assets as of September 30, 2008. Management made application for $3,250,000 of preferred shares which is slightly less than the maximum amount allowed under the guidelines.

Under the Treasury guidelines, the Company is also required to issue common stock warrants equal to 15% of the preferred shares it would issue under this program. Such warrants are to be valued based on the average of closing prices of common stock traded in the 20 trading days prior to the date of execution of the capital purchase agreement. As of the date of the application, Treasury had not identified how these warrants would be priced for a holding company, such as the Company, whose shares are not traded in an active market and for which trading volume is extremely limited.

Note 6 – New Accounting Pronouncements

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 has not had a material impact on its the Company financial statements.

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

FSP 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

EITF 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

Note 7 – Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s method of presentation. These reclassifications had no effect upon previously reported results of operations or retained earnings.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Financial Accounting Standards Board (“FASB”) Statement Number 114, “Accounting by Creditors for Impairment of a Loan” (“FASB 114”), provides guidelines for the valuation of impaired loans. More extensive guidelines have been published by bank regulatory bodies. The latter provide for the classification of problem loans as substandard, doubtful and loss. There is also a regulatory special mention category for performing loans that are the subject of heightened management concern as potential problem loans.

It is the Bank’s general policy to place loans in a non-accrual status when they become 90 days delinquent. Loans may, however, be placed in a non-accrual status regardless of their term of delinquency if the borrower exhibits signs of financial distress or if the collateral property decreases in value significantly below the loan balance. Generally, if a borrower has multiple loans, all of his loans, including currently performing loans, will be placed in a non-accrual status if there are indications that the borrower is having serious financial difficulties. Once loans other than low balance consumer loans are placed in a non-accrual status, they will be evaluated for individual impairment. At September 30, 2008, the Bank had 14 loans in a non-accrual status with regard to interest income. Of these 14 loans, 13 were evaluated for individual impairment. The remaining loan is a small balance consumer loan.

The 13 loans evaluated for individual impairment were to four borrowers. These evaluations resulted in increases to specific loan loss allowances of $191,600 during the quarter.

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

Management identified four classifications of loans that represent high concentrations of credit. Each of these credit concentration areas fall in a range of 100% to 200% of shareholders’ equity. These loan products are home equity lines of credit, balloon loans, non-residential real estate loans and builder construction loans. Of concern to management and the board of directors is the concentration of loans to builders for the speculative construction of homes, which at September 30, 2008 approximated $9.7 million. Home equity lines of credit and balloon lines are collateralized by residential one-to-four family properties, and had balances of approximately $12.7 million and $30.9 million, respectively, at September 30, 2008. Non-residential real estate loans approximated $20.5 million at September 30, 2008.

During its quarterly evaluation of the adequacy of the Company’s general loan allowances, management concluded that the percentage amounts applied to performing loans to derive general loss allowances were adequate as of quarter end. We reached that conclusion after consideration of the reduction in non-accrual loans from the levels experienced earlier this year, that balances in high concentration credit areas are diminishing, particularly in builder construction loans, and that there has not been a significant change in environmental factors since the previous quarter end.

Management believes that as of September 30, 2008 the loan loss allowances provided are adequate to absorb the losses inherent in the Bank’s loan portfolio. We, however, caution that continued deterioration of real estate values and general economic conditions may result in the need for further additions to loan loss allowances if collateral values fall below loan balances on non-performing loans, and if home builders and other large borrowers who depend upon sales of real estate properties for repayment of their loans do not realize sufficient cash flows to repay their loans in full when they become due.

While management segments the loan portfolio into several categories for purposes of evaluating the adequacy of loan loss allowances and makes tentative allocations of these allowances to specific loan products, all general loss reserves are available to absorb losses from any sector of the loan portfolio.

The Bank evaluates the fair value of foreclosed real estate. Such evaluations are based upon observable market values of comparable properties obtained through appraisals when available. In the absence of adequate appraisal values, the properties are valued using the discounted present value of the anticipated future cash flows. In addition to the appraisal values, the Bank considers costs which may be necessary to make the property salable, and selling costs to dispose of the property. The net realizable values derived through this process are measured against the recorded book value of the loan. The Bank records foreclosed real estate at fair value at the foreclosure date through a credit to other income or recovery to allowance if positive or a charge to the allowance if negative. Foreclosed real estate properties are evaluated for impairment not less frequently than quarterly after the initial evaluation is performed at the time of acquisition, as post acquisition, such properties are recorded at the lower of cost or fair value. Any increase to the allowance for losses on foreclosed real estate made after the initial valuation is recorded as an expense.

During the quarter ended September 30, 2008, foreclosed real estate increased $774,300. See Footnote 4 to the consolidated financial statements which includes a schedule of activity in foreclosed real estate for the three and nine months ended September 30, 2008.

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

The anticipated life of the mortgages is greatly impacted by pre-payment speed which is the most critical assumption made by management both in the original recording of the mortgage servicing rights and in subsequent impairment evaluations. The longer the mortgage life, the higher the value of the mortgage servicing rights will be because the servicing rights will continue to generate income into the future in the form of loan servicing fees. The Bank obtains published pre-payment speeds for similar conventional mortgage loans that match the Bank’s contract interest rates, year originated, and the original terms of the loans serviced. Such data was used by management in its September 30, 2008 measurement of impairment of its mortgage servicing rights. At that date, the Bank’s mortgage servicing rights were not impaired and no valuation allowance was recorded on the Bank’s books.

The Company reviews its investment securities portfolio on a quarterly basis to identify and evaluate investments that have indications of possible other than temporary impairment. Such securities are written down to their net realizable value when there is impairment in value that is other than temporary. The determination of whether or not other than temporary impairment exists is a matter of judgment. Factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been less than the cost basis, the financial condition and credit quality of the security issuer, and the Bank’s ability to hold the investment securities for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2008, the Company’s single held to maturity investment security had a fair value an immaterial amount slightly above book value.

The Company’s available for sale investment securities had a net market value approximately $19,000 below book value. An unrealized loss in that amount was recorded as a reduction in the securities’ carrying value with an offset to other comprehensive loss that is a component of stockholders’ equity. These unrealized losses are not considered to be other than temporary and are primarily the result of interest rate changes and not credit concerns of the issuers.

Financial Condition

At September 30, 2008, the total assets of the Company were $143.9 million, a decrease of $15.0 million since December 31, 2007. Cash and cash equivalents increased $11.6 million since December 31, 2007. $10.4 million of this increase occurred during the third quarter as the result of calls of investment securities. During the nine months year-to-date (“YTD”) in 2008, loans receivable decreased $6.2 million from the December 31, 2007 yearend balance. The Bank’s loan disbursements to customers were $28.1 million during the nine months YTD in 2008 compared to $36.6 million in the same period in 2007. Loan principal reductions were $34.1 million for the nine months YTD in 2008 versus $47.4 million during the nine months YTD in 2007. The foregoing loan disbursement and loan principal reduction amounts include activity in the Bank’s revolving lines of credit. Principal reductions for the nine months YTD 2008 include approximately $4.5 million of loans foreclosed thus far in 2008.

Investment securities decreased a net amount of $23.8 million for the nine months YTD in 2008. Investment securities totaling $35.7 million have been called by the issuing agencies or have matured. Proceeds from these calls have been used to reduce short-term borrowings, to purchase $11.9 million of new securities, and to fund deposit withdrawals.

Deposits decreased $3.0 million during the nine months YTD in 2008. Core deposit accounts, primarily checking and passbook savings accounts, increased $6.1 million since the beginning of the year. Certificate of deposit accounts decreased $9.0 million during the same time period. At September 30, 2008, the Company had no short-term borrowings. Short-term borrowings decreased $11.8 million since the beginning of the year.

Asset Quality

Asset quality refers to the underlying credit characteristics of borrowers and the likelihood that defaults on contractual loan payments will result in charge-offs of loan balances. Asset quality is generally a function of economic conditions, but can be managed through conservative underwriting and sound collection policies and procedures. At September 30, 2008, the Company had problem loans of approximately $7.2 million or 5.0% of total assets, that were classified sub-standard. In addition, the Company also had $3.5 million of foreclosed real estate which was also classified sub-standard. At December 31, 2007, similarly classified assets were $7.9 million and equaled 5.0% of assets. Non-accrual loans, for which only cash income is recognized, were $2.6 million and have decreased from $5.1 at December 31, 2007. See Critical Accounting Policies for a discussion of the Bank’s policy and procedure for developing loan loss allowances and valuing foreclosed real estate.

Nine Months Ended Sept. 30, 2008 Compared to Nine Months Ended Sept. 30, 2007

The Company experienced a $305,300 loss for nine months YTD September 30, 2008, a decrease of $976,800 from the $671,500 of net income for the same period in 2007. Net interest income decreased $1,054,800, a 25.6% decrease from the same period last year. Other income increased $976,100. Non-interest expenses increased $222,400, or 5.5%, and pre-tax income decreased by $1,524,000.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 1 below presents, for the nine months ended September 30, 2008 and 2007, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 2 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 1
Dollars in thousands

	For The Nine Months Ended September 30,
	2008			2007
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$110,139	$5,374	6.51%	$123,096	$6,975	7.55%
Investment securities	19,312	521	3.60%	34,010	890	3.49%
FHLB Stock	491	19	5.16%	1,273	57	5.97%
Other interest earning assets (2)	4,390	98	2.98%	2,012	114	7.55%

Total Interest Earning Assets	$134,332	$6,012	5.97%	$160,391	$8,036	6.68%

Other Assets
Cash and due from banks	5,327			4,505
Premises and equipment, net	5,481			3,956
Accrued interest receivable	695			939
Mortgage servicing rights	222			270
Other assets	2,304			668

Total Other Assets	14,029			10,338

Total Assets	$148,361			$170,729

Interest-Bearing Liabilities
Checking accounts	$21,107	$120	0.76%	$19,145	$28	0.44%
Money market accounts	1,954	11	0.75%	3,001	17	0.76%
Passbook savings	18,402	213	1.54%	18,822	168	1.19%
Certificates of deposit	81,290	2,471	4.05%	84,898	2,878	4.52%
Short-term borrowings	3,780	130	4.59%	20,201	823	5.43%

Total Interest-Bearing Liabilities	$126,533	$2,945	3.10%	$146,067	$3,914	3.35%

Non-interest bearing deposits	7,922			9,638
Other Liabilities	751			972
Stockholders’ equity (3)	13,155			14,052

Total Liabilities and Equity	$148,361			$170,729

Net Interest Income/Spread		$3,067	2.86%		$4,122	3.33%

(1)	Includes loans held for sale and non-accrual loans.
(2)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2007 and 2008, this balance is significantly less than the interest earning balances at our correspondent bank because of float.
(3)	Average balances are based on average daily balances except for stockholders’ equity which is computed on month end balances.

Analysis of Change in Net Interest Income	Table 2
Dollars in thousands

	Nine Months Ended September 30, 2008 vs 2007
	Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income on:
Loans Receivable (1)	$(734)	$(969)	$102	$(1,601)

Investment Securities	(385)	27	(11)	(369)
FHLB Stock	(35)	(7)	4	(38)

Interest & Dividends on Investments	(420)	20	(7)	(407)

Other Interest Earning Investments	135	(69)	(82)	(16)

Total Interest on Earning Assets	(1,019)	(1,018)	13	(2,024)

Interest Expense on:
Checking Accounts	—	91	1	92
Money Market	(6)	—	—	(6)
Passbook	(4)	50	(1)	45
Certificates of Deposit	(122)	(312)	13	(421)

Interest on Deposits	(132)	(171)	13	(290)

Short-term Borrowings	(669)	(54)	44	(679)

Total Interest on Liabilities	(801)	(225)	57	(969)

Net Interest Income	$(218)	$(793)	$(44)	$(1,055)

(1)	Includes loans held for sale.

Net interest income decreased $1,055,000 from the nine months YTD in 2007 to the nine months YTD in 2008. This is the net of a $2,024,000 decrease in interest income and a decrease of $969,000 in interest expense.

Interest on loans receivable decreased $1,601,000 in 2008 from 2007. Table 2 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 1, decreased by $13.0 million from 2007 to 2008, while the average yield on loans receivable decreased by 104 basis points. In 2008, loans receivable had an average yield of 6.51%, which is down from 7.55% in 2007. The data in Table 2 indicates that the lower volume of loans outstanding in 2008 decreased interest income by $734,000, and that lower interest rates decreased income by $969,000. The Bank had an average balance of $3.58 million of non-performing loans during the nine months YTD in 2008. The average contractual interest rate on these loans was 7.82%. The amount of non-accrual interest on these loans was approximately $226,400 for the YTD. The effect of this decrease in interest on loans receivable was a decrease in average yield of 27 basis points.

Interest and dividend income on investments decreased by $407,000. Interest income on investment securities decreased by $369,000 in 2008 from 2007 due to a lower average balance outstanding in 2008 partially offset by an increase in the average interest rate. The average balance of investment securities decreased by $14.7 million and the average rate increased by 11 basis points. The remaining sources of dividend and interest income decreased $54,000. The Bank’s overall yield on interest earning assets as 5.97% in 2008, a 71 basis point decrease from the 6.68% achieved in 2007.

Interest expense decreased $969,000. Interest on deposits decreased by a net amount of $290,000. Interest on transaction accounts increased $131,000. This is the net of a $141,000 rate related increase caused by a 42 basis point increase in interest rates and a $10,000 volume related expense decrease. Interest expense on certificates of deposit decreased $421,000. Of this amount, $122,000 was due to a $3.6 million decrease in the average balance of certificates of deposit outstanding and $312,000 was due to an 84 basis point decrease in the average interest rate on certificates of deposit. Interest on short-term borrowings decreased $679,000. The average balance of borrowings decreased $16.4 million and caused interest expense to decrease $669,000. Lower interest rates in 2008 caused interest expense to decrease $54,000. Because of a lack of growth in loans receivable in 2008, the Bank used a portion of the proceeds from investment security calls to reduce its use of short-term borrowings.

The Company’s overall cost of interest bearing liabilities decreased of 25 basis points, in 2008 versus 2007, decreasing from 3.35% in 2007 to 3.10% in 2008.

The Company made a $1,272,100 provision for loan losses in the nine months YTD in 2008 as compared to a $57,400 provision for loan losses in 2007. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $1,272,100 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total other income increased $976,800 from the nine months ended September 30, 2007 to 2008.

Loan fees and late charges decreased $58,500, or 28.7% from 2007. This decrease was due to a $23,100 decrease in late charges on delinquent loans, an $8,900 decrease in credit card fees following the sale of the Bank’s credit card portfolio late in 2007, and a $26,500 decrease in fees for short-term loan extensions.

Income from mortgage banking activities decreased $80,000, or 51.8%. The Bank had no sales of loans to its primary correspondent in 2008 compared to 2007 during which it recorded gains on such sales of $25,300. Fees for loans originated on behalf of other correspondents decreased $50,800. There was a $3,900 net decrease in loan servicing fees.

Fees from transaction accounts increased 37.9% or $233,100 due to a $192,000 increase in insufficient fund fees. The Bank introduced an overdraft protection program for customers late in the second quarter of 2007 which contributed to the increase in insufficient fund fees. ATM fees increased $10,900 from last year. All other transaction account fees increased a net amount of $17,000 in the current period over 2007.

The Bank recorded a net gain on foreclosed real estate of $844,200. There was no comparable amounts in the nine months ended September 30, 2007. This gain was the net of a $886,800 valuation adjustment on foreclosed real estate and $42,600 net loss on the disposition of foreclosed real estate. See Critical Accounting Policies for a discussion regarding evaluations of foreclosed real estate.

Non-interest expenses increased $222,400, or 5.6%, in the nine months ended September 30, 2008 compared to 2007. Expenses in both 2008 and 2007 include costs not typically incurred by the Company in its normal operations. Professional fees related to the formation of a holding company totaled $141,600 in 2007. Foreclosure related expenses in 2008 totaled $341,100. After these items are deducted from total non-interest expenses in the respective periods for analytical purposes, normal expenses related to on-going operations increased only 0.6% or $22,900.

Directors’ fees and expenses decreased $27,100, or 16.0%, due to a reduction in per meeting fees totaling $5,900 and the implementation of a lower cost insurance benefit plan that reduced costs by $23,500.

Professional fees decreased $103,700, or 34.0%. Expenses related to the formation of a holding company totaling $141,600 in 2007 were of a onetime nature. Fees for accounting and other professional services increased $36,900 in 2008. There was a net decrease of $2,400 for all other items.

Data processing expenses increased $50,300, or 8.0%, primarily due to an increase in deposit account servicing costs and data communication costs.

Marketing expenses decreased $71,700, or 48.2%. As part of its cost reduction efforts, management reassessed its marketing budget at mid-year and significantly reduced its advertising plans for the year and reduced its accrued marketing expenses accordingly

Foreclosure expenses related to 30 loans totaling $4.5 million foreclosed upon in the nine months YTD were $341,100. There was no foreclosure expense in 2007.

Income tax benefit for the nine months YTD in 2008 was $201,800, a decrease of $547,300 from prior year income tax expense. The effective tax rate for the nine months ended September 30, 2008 was a negative 39.8% versus a positive 34.0% in the same period in 2007. Interest on U.S. Government agency securities is exempt from state taxation. This exemption had a proportionately greater impact on the state income tax calculation in 2008 because of the decline from a pre-tax income status in 2007 to a pre-tax loss status in 2008.

Three Months Ended Sept. 30, 2008 Compared to Three Months Ended Sept. 30, 2007

The Company had a $243,600 loss in the third quarter of 2008 versus a $160,800 net income in the third quarter of 2007. Pre-tax income decreased $625,100 in 2008 versus 2007. The net interest margin decreased $238,900, the loan loss allowance increased by $249,200, other income decreased $33,500 and non-interest expense increased $103,500.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 3 below presents, for the quarters ended September 30, 2008 and 2007, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 4 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 3
Dollars in thousands

	For The Three Months Ended September 30,
	2008			2007
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$106,725	$1,719	6.44%	$119,346	$2,252	7.55%
Investment securities	15,156	166	4.38%	34,010	301	3.54%
FHLB Stock	322	2	2.48%	1,168	18	6.16%
Other interest earning assets (2)	5,744	32	2.23%	2,366	42	7.10%

Total Interest Earning Assets	$127,947	$1,919	6.00%	$156,890	$2,613	6.66%

Other Assets
Cash and due from banks	4,827			4,257
Premises and equipment, net	6,094			4,486
Accrued interest receivable	685			849
Mortgage servicing rights	218			259
Real estate owned	3,107			361
Other assets	927			346

Total Other Assets	15,858			10,558

Total Assets	$143,805			$167,448

Interest-Bearing Liabilities
Checking accounts	$22,656	$54	0.95%	$17,709	$11	0.25%
Money market accounts	1,721	3	0.70%	2,867	5	0.70%
Passbook savings	18,977	79	1.67%	18,598	61	1.31%
Certificates of deposit	78,415	721	3.68%	86,175	997	4.63%
Short-term borrowings	167	1	2.40%	17,650	239	5.42%

Total Interest-Bearing Liabilities	$121,936	$858	2.81%	$142,999	$1,313	3.67%

Non-interest bearing deposits	8,384			9,453
Other Liabilities	470			924
Stockholders’ equity (3)	13,015			14,072

Total Liabilities and Equity	$143,805			$167,448

Net Interest Income/Spread		$1,061	3.19%		$1,300	2.99%

(1)	Includes loans held for sale and non-accrual loans.
(2)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2007 and 2008, this balance is significantly less than the interest earning balances at our correspondent bank because of float.
(3)	Average balances are based on average daily balances except for stockholders’ equity which is computed on month end balances.

Analysis of Change in Net Interest Income	Table 4
Dollars in thousands

	Three Months Ended September 30, 2008 vs 2007
	Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income on:
Loans Receivable (1)	$(238)	$(329)	$35	$(532)

Investment Securities	(167)	68	(38)	(137)
FHLB Stock	(13)	(9)	7	(15)

Interest & Dividends on Investments	(180)	59	(31)	(152)

Other Interest Earning Investments	59	(29)	(41)	(11)

Total Interest on Earning Assets	(359)	(299)	(37)	(695)

Interest Expense on:
Checking Accounts	3	31	9	43
Money Market	(2)	—	—	(2)
Passbook	1	16	1	18
Certificates of Deposit	(90)	(204)	18	(276)

Interest on Deposits	(88)	(157)	28	(217)
Short-term Borrowings	(237)	(123)	121	(239)

Total Interest on Liabilities	(325)	(280)	149	(456)

Net Interest Income	$(34)	$(19)	$(186)	$(239)

(1)	Includes loans held for sale.

Net interest income decreased $239,000 from third quarter 2007 to the third quarter 2008. This is the net of a $695,000 decrease in interest income and a decrease of $456,000 in interest expense.

Interest on loans receivable decreased $532,000 in 2008 from 2007. Table 4 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 3, decreased by $12.6 million from 2007 to 2008, while the average yield on loans receivable decreased by 111 basis points. In 2008, loans receivable had an average yield of 6.44%, which is down from 7.55% in 2007. The data in Table 4 indicates that the lower volume of loans outstanding in 2008 decreased interest income by $238,000, and that lower interest rates decreased income by $329,000. The Bank had an average balance of $2.4 million of non-performing loans during the quarter just ended. The average contractual interest rate on these loans was 7.40%. The amount of non-accrual interest on these loans was approximately $44,500 for the quarter. The effect of this decrease in interest on loans receivable was a decrease in average yield of 17 basis points.

Interest and dividend income on investment securities decreased by $152,000. The average balance of investment securities decreased by $18.9 million in 2008 from 2007 and the average interest rate increased by 84 basis points. Interest income on other interest earning investments increased by $11,000 in 2008 from 2007.

The Company’s average interest earning assets decreased by $28.9 million and the overall yield on interest earning assets was 6.00% in 2008, an 66 basis point decrease from the 6.66% achieved in 2007.

Interest expense decreased $456,000. Interest on deposits decreased $217,000, of which $157,000 was due to lower interest rates. Interest on certificates of deposit decreased $276,000 primarily from lower interest rates. The average interest rate paid on certificates of deposits decreased 95 basis points from 2007 to 2008. Interest on short-term borrowings decreased $239,000. The average balance of borrowings decreased $17.5 million and caused interest expense to decrease $237,000. Lower interest rates in 2008 caused interest expense to decrease $123,000. Because of a lack of growth in loans receivable in 2008, the Bank applied a portion of the proceeds from investment security calls to reduce its use of short-term borrowings.

The Company’s overall cost of interest bearing liabilities decreased 86 basis points in 2008 versus 2007.

The Company booked a $318,700 addition to its provision for loan losses in the third quarter of 2008 as compared to a $69,500 provision for loan losses in third quarter 2007. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances. Also see the discussion of loan loss provision under “Nine Months Ended September 30, 2008 compared to Nine Months ended September 30, 2007.”

Total other income decreased $33,500 from the three months ended September 30, 2007 to 2008.

Loan fees and late charges decreased $30,600, or 45.9% from 2007. This decrease was due to a $7,600 decrease in late charges on delinquent loans, and a $20,800 decrease for short-term renewals of loan extensions. All other loan fee income decreased a net amount of $2,200.

Income from mortgage banking activities decreased $20,900, or 58.4%. The Company had a $15,000 decrease in fees on loans originated for correspondents in 2008 compared to 2007 and a $5,900 net decrease in loan servicing fee income.

The Bank recorded a gain on foreclosed real estate of $12,700 during the third quarter of 2008. There was no comparable amount in the three months ended September 30, 2007.

Non-interest expenses increased $103,500, or 7.6%, in the three months ended September 30, 2008 compared to 2007.

Directors’ fees and expenses decreased $38,900, or 72.7%. See the discussion under Nine Months Ended September. 30, 2008 Compared to Nine Months Ended September. 30, 2007

Professional fees decreased $39,500, or 37.4%. Expenses related to the formation of a holding company totaling $47,300 in 2007 were of a onetime nature. Fees for accounting and other professional services increased $15,000 in 2008. There was a net decrease of $7,200 for all other items, principally legal fees.

Data processing expenses increased $17,900 due to higher costs for processing deposit accounts and a $14,700 increase in networking costs including installation fees for communications upgrades. All other costs decreased a net amount of $6,500.

Marketing expenses decreased $24,800, or 50.0%. As part of its cost reduction efforts, management reassessed its marketing budget at mid-year and significantly reduced its advertising plans for the year.

Foreclosure and other expenses related to the 5 loans totaling $757,000 foreclosed upon in the third quarter of the year were $75,400. There was no foreclosure expense in 2007. The Company also recorded a $92,600 provision for losses on foreclosed real estate.

Other expenses increased $10,600, or 6.5%. FDIC insurance premiums increased $32,000. There has been a general decrease in the other accounts included in other expenses totaling $21,400.

The Company recorded an income tax benefit of $136,800 in the third quarter of 2008 versus an income tax expense of $83,900 in the third quarter of 2007, a difference of $220,700. The effective tax rates were a negative 36.0% in 2008 and a positive 34.3% in 2007 See the discussion of income tax expense under “Nine Months Ended September 30, 2008 compared to Nine Months ended September 30, 2007.”

Liquidity and Capital Resources

At September 30, 2008, the Company had approximately $16.6 million of liquid assets in the form of cash and cash equivalent investments. The Company also has $8.2 million of investment securities that are classified as available for sale and $2.0 million of investments classified as held to maturity. As of September 30, 2008, the Company has pledged $1.0 million of available for sale bonds as collateral for public deposits of Virginia counties. The Company has approximately $31.8 million of pre-approved credit from the FHLB with funding available on a same day basis and did not have any borrowings outstanding against this line of credit at September 30, 2008. The Company also has a line of credit availability from the Community Bankers Bank of Richmond, Virginia for federal funds purchases.

The Company’s current liquidity position is more than adequate to meet its lending needs and to fund potential customer withdrawals from deposit accounts.

At September 30, 2008, the Company’s common stockholders’ equity was equal to 8.2% of total assets, as compared to 7.76% at December 31, 2007. Stockholders’ equity decreased by $551,500 during the nine months YTD in 2008. This is the sum of $305,300 in operating losses, dividends paid or accrued in the amount of $227,200 and a $19,000 other comprehensive loss.

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

The Bank is required to file a quarterly report on its financial condition, results of operations and other financial information with the OTS. OTS financial reporting rules follow the same generally accepted accounting principles (“GAAP”) applicable to this Report on Form 10-Q except for certain specified areas in which regulatory accounting principles (“RAP”) differ from GAAP. One of these areas is accounting for properties acquired through foreclosure. GAAP indicates that these properties should be accounted for at their fair value on the foreclosure date and at the lower of cost or fair value thereafter. OTS RAP specifies that they be reported at the lower of their historical cost or their fair value. Application of RAP to the Bank’s accounting for real estate acquired through foreclosure resulted in approximately $603,000 less in prior period earnings and tangible capital, as reported to the OTS, than the amounts determined under GAAP and reported in this Report on Form 10-Q. This difference between GAAP and RAP will continue to exist until the Bank disposes of the properties. Table 5 reflects the $603,000 lower amount of capital reported to OTS.

Actual and required regulatory capital requirements at September 30, 2008 and 2007 follow:

Capital Position	Virginia Savings Bank, F.S.B.	Table 5

	Capital Amounts		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
September 30, 2008
Tangible (1)	$11,838,232	8.26%	$2,149,540	1.50%	$	N/A	N/A
Tier I (2)	10,838,232	9.94%	N/A	N/A		6,543,692	6.00%
Core (1)	10,838,232	7.56%	5,732,108	4.00%		8,593,162	5.00%
Total (2)	12,972,332	11.89%	8,724,922	8.00%		10,906,153	10.00%

September 30, 2007
Tangible (1)	$13,849,961	8.30%	$2,348,549	1.50%	$	N/A	N/A
Tier I (2)	12,828,061	11.30%	N/A	N/A		6,808,273	6.00%
Core (1)	12,828,061	7.70%	6,662,796	4.00%		8,328,495	5.00%
Total (2)	14,305,861	12.59%	9,077,698	8.00%		11,347,122	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

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

The Bank had outstanding commitments to make mortgage loans secured by real property, exclusive of the undisbursed portion of loans in process, of approximately $716,000 at September 30, 2008, all of which expire within one year. Loans in process represent the undisbursed portion of construction loans already on the Bank’s books. Disbursements are made at each stage of the construction process after an inspection by a qualified real estate appraiser. At September 30, 2008, the Bank had loans in process commitments of approximately $2.2 million that expire within nine months.

The Bank also issues stand-by letters of credit that are unsecured conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements. At September 30, 2008, the Bank had $330,700 of stand-by letters of credit outstanding with expiration dates through September 10, 2009.

Lines of credit are loan commitments to individuals and companies that have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Company, at September 30, 2008, had secured lines of credit with available balances of $13.5 million and unsecured lines of credit with available balances of $1.6 million. Many of these commitments are expected to expire without being fully drawn down. The total commitment amounts do not therefore necessarily represent future cash requirements.

The risks involved in these off-balance sheet arrangements are essentially the same as those involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition as of September 30, 2008 as a liability for credit loss due to off-balance sheet arrangements. Management does not anticipate any difficulties in funding these commitments.

Item 4—Controls and Procedures

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

Management believes that as of September 30, 2008 its structure of disclosure controls and procedures are effective in meeting their intended purposes. The most recent review of these systems, conducted as of September 30 2008, did not reveal any material deficiencies that would adversely affect the Company’s ability to properly and accurately record and report financial data. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of these evaluations.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6—Exhibits

Exhibit Number	Description
31-1	Rule 13a-14(a)/15d-14(a) CEO Certification

31-2	Rule 13a-14(a)/15d-14(a) CFO Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIRGINIA SAVINGS BANCORP, INC.

(Registrant)

	By:	/s/ W. Michael Funk
November 14, 2008		W. Michael Funk
Date		President & Chief Executive Officer

	By:	/s/ Noel F. Pilon
November 14, 2008		Noel F. Pilon
Date		Senior Vice President & Chief Financial Officer