Form 10-K
period 2008-12-31
Virginia Savings Bancorp, Inc.
filed 2009-04-30
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

There are no regularly quoted bid and asked prices for the registrant’s common stock. Based on negotiated trading of the stock through June 30, 2008, registrant believes the approximate trading price to be $16.00 per share for an approximate aggregate market value of $30,399,744. As of June 30, 2008, the aggregate market value of the 872,920 shares of common stock held by non-affiliates of the registrant was $13,966,720. As of June 30, 2008 and March 27, 2009, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated into Part II. Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

General

Virginia Savings Bancorp, Inc. (the “Company”) was incorporated in the Commonwealth of Virginia in 2007 to serve as a unitary savings and loan holding company. Its sole business activity is its investment in, and control of, the Virginia Savings Bank, FSB (“the Bank”).

The Bank began operations as a state chartered, federally insured savings and loan association in September, 1980 under the name Front Royal Savings and Loan Association. In August, 1983, the name of the institution was changed to Virginia Savings Bank. In August, 1993, the Office of Thrift Supervision (“OTS”) approved the Bank’s application to convert from a Virginia chartered stock state savings bank to a federally chartered stock savings bank with a name change to Virginia Savings Bank, F.S.B. The Bank was reorganized into a holding company form of ownership effective November 30, 2007. On that date, the Bank became a subsidiary of the Company, and the holders of the issued and outstanding shares of the Bank’s $1.00 par value common stock became holders of the Company’s $1.00 par value common stock.

The markets served by the Bank expanded in 1984 with the addition of branches in Woodstock, Virginia and Winchester, Virginia. Between 2000 and 2008, the Bank further expanded with the opening of a branch in the Town of Strasburg in February, 2000 and a branch in Stephens City, Virginia in July, 2008.

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

The Bank has an investment in a subsidiary corporation. The Bank is permitted by current Federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. At December 31, 2008, the Bank owned 100% of the 25 shares outstanding of Virginia Savings Service Corporation. This subsidiary corporation has been inactive since 1997.

Market Area

The Bank’s primary market area for both deposits and loans encompasses Warren, Shenandoah, and Frederick Counties, and the City of Winchester, Virginia. The Bank faces strong competition for deposits and in its lending activities from other financial institutions primarily from commercial banks, other savings and loan associations, and credit unions, some of which have resources substantially greater than the Bank. The Bank faces additional competition from non-bank lenders, such as mortgage banking companies, and from money market funds, government securities and the issuers of corporate debt instruments.

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

The Company may engage in any activity that a bank holding company may engage in as being so closely related to banking or controlling banks as to be a proper incident thereto (unless OTS prohibits the activity), and any activity that a financial holding company may engage in as being financial in nature or incidental to such financial activity or as being complementary to a financial activity and not posing undue risk. The Company may also engage in limited additional activities that support the operations of a thrift or a bank. In the event that the Bank failed to retain its status as a qualified thrift lender, the Company would have to register with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company and would be subject to all statutes and regulations, including capital requirements and restrictions on permissible activities, as a bank holding company.

As a federally chartered thrift institution, the Bank is subject to extensive regulation by the OTS. The lending, investment, and deposit activities of the Bank must comply with various regulatory requirements. OTS periodically examines the Bank for compliance with these requirements. The Bank files quarterly reports with the OTS detailing its activities and its financial condition. The Bank is also subject to certain reserve requirements established by the Federal Reserve. This supervision and regulation is intended primarily for the protection of depositors.

As a subsidiary of a thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company.

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

Under the OTS risk-weighting system, cash reserves at the Federal Reserve and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. Mortgage backed securities issued by, or fully guaranteed as to principal and interest, by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), deposits at federally insured financial institutions, cash accounts at the Federal Home Loan Bank of Atlanta (“FHLB”), FHLB stock and federal agency securities are assigned a 20% risk weight. Qualifying residential mortgage loans (first mortgage loans not more than 90 days past due with loan-to-value ratios not over 90%) are assigned a risk weight of 50%. All other assets are assigned a 100% risk weight.

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

Under the holding company form of organization, the Company’s ability to pay dividends to its common stock shareholders is dependent upon the Bank’s profitability and its ongoing ability to upstream earnings in the form of dividends to the Company. OTS regulations require the Bank to provide either a notice of, or make application for approval of, all dividend payments to the Company. If the amount of the proposed dividend does not exceed a safe harbor amount as defined by OTS, and the Bank would be well capitalized both before and after the dividend payment, only a notice is required. The safe harbor amount is defined as net income for the current and two previous years less all dividends paid during the same periods. If the amount of the proposed dividend payment exceeds the safe harbor amount, the Bank is required to submit an application for approval of the dividend payment. Based upon the Bank’s operating results for the year ended December 31, 2008 and the outlook for the forthcoming year, it is unlikely that the Bank will be able to pay any dividends to the Company in 2008. The Company’s ability to pay dividends to its shareholders will therefore be severely limited.

Loans-To-One Borrower Limitations

Current regulations provide that the loans-to-one borrower limits applicable to national banks will apply to thrift institutions in the same manner and to the same extent. Under these limits, unsecured loans and extensions of credit outstanding at one time to a borrower may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. At December 31, 2008, the largest amount the Bank could lend to one borrower on either a secured or unsecured basis was $1,831,000. At such date, the Bank’s largest amount loaned to one borrower was approximately $2,030,000. The Bank’s loan to one borrower limit was higher at the time that the loans were made to this borrower.

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

The average daily liquidity ratio of the Bank for the month of December, 2008 was 17.7% and the average ratio for the year ended December 31, 2008 was 20.9%.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of twelve regional banks that are subject to the supervision and regulation of the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for their member savings and loan associations. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Member institutions are required to maintain both B1 and B2 capital stock. The B1 stock requirement is equal to 0.18% of the member’s total assets as of the preceding year end. The B2 stock requirement is equal to 4.50% of the member’s outstanding borrowings. The Bank was in compliance with the required investment in FHLB stock as of December 31, 2008.

The FHLB serves as a central bank for its member institutions. It is funded primarily from proceeds from the sale of the consolidated obligations of the FHLB system. The FHLB makes advances to its members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB. Advances to Qualified Thrift Lenders, such as the Bank, may be obtained for most business purposes, but the total amount of advances outstanding may not exceed the amount of the Bank’s residential housing finance assets. The Bank had $11,800,000 of FHLB advances outstanding at December 31, 2007 which it repaid in 2008.

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

At December 31, 2008, Virginia Savings Bank met the Qualified Thrift investment requirements as currently defined. Its qualified thrift investments were approximately 87.0% of portfolio assets. The Bank expects to continue to qualify as a Qualified Thrift Lender, although there can be no assurance that it will do so.

Insurance of Deposits

The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable maximum limits. On October 3, 2008, the FDIC’s deposit insurance temporarily increased from $100,000 to $250,000 per depositor. Checking, savings, certificates of deposit, money market accounts, and other interest-bearing deposit accounts, when combined, are now FDIC insured up to $250,000 per depositor through December 31, 2009. Joint accounts may be insured up to $250,000 per owner in addition to the $250,000 of insurance available on those same owner’s individual accounts. On January 1, 2010, the standard coverage limit is scheduled to return to $100,000 for all deposit categories except IRAs and certain retirement accounts mentioned above, which will continue to be insured up to $250,000 per owner.

The FDIC maintains a risk based assessment system for determining deposit insurance premiums. Four risk categories, each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Commencing in early 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC has issued a final rule providing for further changes in rates, which introduces three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-risk category I institutions, a potential increase for brokered deposits above a threshold amount, other than those received through a deposit placement network on a reciprocal basis. These increases in insurance premiums are not expected to increase the Company’s pretax noninterest expense by an material amount in 2009.

Further, in late February 2009, the FDIC adopted an interim rule imposing an emergency special assessment on all banks, potentially up to 20 basis points, on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. As a result of competitive pressures for deposits, the Company may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums. In any event, the Company will have to absorb the cost of the increased premiums until such time as it is able to reprice its time deposits.

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

Federal Reserve System

Pursuant to regulations of the Federal Reserve, savings and loan associations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. Because reserves must be maintained in the form of vault cash or in a non-interest bearing account at the Federal Reserve Bank of Richmond, the effect of the reserve requirement is to reduce the amount of the Bank’s interest earning assets. As of December 31, 2008, the Bank met its reserve requirements.

Emergency Economic Stabilization Act of 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset Relief Program (“TARP”), under which the U.S. Department of the Treasury (“Treasury”) is authorized to purchase preferred stock from qualified financial institutions. The Company meets the requirements to be considered a qualified financial institution.

Under TARP, for organizations like the Company, the federal government’s purchase limitation is generally defined as 3% of risk-weighted assets. The terms of the preferred stock generally provide that: (i) cumulative dividends will be paid at a rate of 5% for the first five years and 9% thereafter; (ii) any increase in the dividend rate paid on common stock during the first three years will require the consent of the Treasury; (iii) any repurchase of common stock will require the consent of the Treasury; (iv) conditions and limitations will be placed on executive compensation; and (v) the Treasury will receive warrants, with a term of 10 years, to purchase a number of shares of common stock having an aggregate market price equal to 15% of the preferred stock amount on the day of investment. The Company applied to the Treasury’s capital purchase program but is still awaiting a response from Treasury.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and increase liquidity in the nation’s banking system. The program guarantees, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and provides full FDIC deposit insurance coverage for certain noninterest-bearing transaction deposit accounts through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The transaction account program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank elected only to participate in the full FDIC deposit insurance coverage program.

Sarbanes-Oxley Act Of 2002

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance, internal controls and reporting procedures. The Company is complying with applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future.

Other Laws

The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and Commonwealth of Virginia laws especially in such matters as the ownership of deposit accounts, interest rates on mortgages and the form and content of contractual documents affecting these relationships.

Lending Activities

General

The Bank’s lending activities have changed significantly in recent years as it has increasingly shifted away from residential real estate lending in favor of consumer and commercial lending. The primary factors influencing this change are the intense competition from mortgage banking companies for fixed rate conventional loans, opportunities for commercial lending created by the acquisition of regional banks and a favorable economic climate for consumer lending. In 2008, lending opportunities were limited in comparison to recent years because of the turmoil in national and local markets caused by the collapse of values for real estate properties.

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

The following table sets forth the Bank’s loans, net of loan fees and costs, undisbursed loan funds, and the allowances for losses.

Dollars in Thousands	At December 31,
	2008		2007
	Amount	% of Total	Amount	% of Total
Residential Real Estate
Adjustable Rate	$6,336	6.1%	$8,322	7.4%
Fixed Rate	3,215	3.1%	3,310	3.0%
Home Equity Lines of Cr. (1)	13,189	12.7%	12,173	10.9%
Balloon Loans	34,515	33.1%	26,981	24.1%
Residential Construction (2)	6,686	6.4%	14,016	12.5%
Apartment	3,715	3.6%	3,412	3.0%

Total Residential Loans	67,656	65.0%	68,214	60.9%

Other Real Estate
Non-residential Mortgages	19,102	18.3%	22,180	19.8%
Lines of Credit (3)	733	0.7%	919	0.8%
Land Loans	4,421	4.2%	5,900	5.3%

Total Other Real Estate	24,256	23.2%	28,999	25.9%

Total Real Estate Loans	91,912	88.2%	97,213	86.8%

Commercial Loans
Secured	2,479	2.4%	2,683	2.4%
Unsecured	1,490	1.4%	1,960	1.7%

Total Commercial Loans	3,969	3.8%	4,643	4.1%

Consumer Loans
Secured	7,713	7.4%	9,380	8.3%
Unsecured	625	0.6%	916	0.8%

Total Consumer Loans	8,338	8.0%	10,296	9.1%

Gross Loans	104,219	100.0%	112,152	100.0%
Less:
Deferred Fees	15		31
Allowance for loan losses	(1,376)		(702)

Net Loans	$102,858		$111,481

(1)	Lines of credit are secured primarily by second deeds of trust and are shown net of undisbursed loan funds.
(2)	Construction loans are shown net of undisbursed loan funds.
(3)	Non-residential lines of credit are secured by non-residential real estate and are shown net of undisbursed loan funds.

Loan Maturity Schedule

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity. Deferred fees and costs have not been deducted from or added to the amounts of maturing loans:

Loan Maturity Schedule

Dollars in Thousands	Residential	Non-Residential Real Estate	Commercial	Consumer Loans	Total
1 Year or less	$22,605	$10,261	$2,501	$2,784	$38,151
After 1 Year:
Year 2	11,332	4,169	596	1,802	17,899
Years 3 - 5	22,924	8,219	693	2,914	34,750
Years 6 to 10	4,672	1,273	179	838	6,962
Years 11 to 15	1,712	187	—		1,899
Years 16 & over	4,411	147	—	—	4,558

Total amounts due	$67,656	$24,256	$3,969	$8,338	104,219
Less:
Deferred loan fees					15
Allowance for loan losses					(1,376)

Total Net Loans					$102,858

The following table sets forth the dollar amount of loans with maturity dates after December 31, 2009 which have predetermined interest rates and which have floating or adjustable interest rates:

Dollars in Thousands	Predetermined Rates	Floating or Adjustable Rates	Totals
Residential Real Estate	$11,949	$33,102	$45,051
Non-residential Real Estate	10,877	3,118	13,995
Commercial	1,434	34	1,468
Consumer	5,554	—	5,554

Totals	$29,814	$36,254	$66,068

At December 31, 2008, 65.0% of the Bank’s loan portfolio consisted of loans secured by first mortgages on residential real estate properties. A conventional mortgage loan is one that is neither insured by the Federal Housing Authority nor guaranteed by the Veterans Administration or any other governmental agency. The vast majority of the Bank’s first mortgage loans are secured by properties located in Virginia.

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

The Bank lending policy for home loans generally allows for principal amounts up to 90% of the appraised value of the security property without a requirement for private mortgage insurance for qualified borrowers.

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

Non-Residential Real Estate Loans

Non-residential real estate loans are secured by properties such as land and small office buildings in amounts between 65% and 85% of the appraised value for a maximum term of 30 years. Non-residential real estate lending poses additional risks as compared to residential real estate loans. Typically, these loans involve larger loans to single borrowers or groups of borrowers. The repayment of such loans may be dependent on the successful operation of the business and property values are subject to change depending on the market for commercial real estate buildings. Non-residential real estate loans were 23% of total loans at December 31, 2008.

Consumer Loans

The Bank makes a large variety of secured and unsecured consumer loans for terms up to ten years. These loans are for such purposes as home equity loans, automobile purchases, short term interest only notes, and executive lines of credit secured by various forms of collateral. Increasingly in recent years many of these loans have been secured by second trust positions on the borrowers’ residence. The Bank sold its credit card portfolio late in 2007 to eliminate the potential for fraud losses that were disproportionate to the size of the portfolio. Consumer loans were 8% of total loans at December 31, 2008.

Commercial Loans

Since it started a commercial lending program in 1997, the Bank has focused increased attention on the financial service needs of small businesses in its market area. It believes that community banks, such as Virginia Savings Bank, can compete effectively against large regional or national banks in this area by providing prompt and personal attention to credit requests from small businesses. Commercial loans offered by the Bank include both secured and unsecured loans. Such loans may be either open ended lines of credit or closed end amortizing loans. Although commercial loans are granted for multi-year terms, most borrowers are subject to annual credit reviews. Loans may be called in full if the credit worthiness of borrowers no longer meet the standards reflected in the Bank’s policy guidelines. Commercial loans were 4% of the Bank’s loan portfolio at December 31, 2008.

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

No interest is accrued on loans delinquent 90 or more days. The accrual status of delinquent loans at December 31, 2008 and 2007 is reflected in the following table:

	December 31
	2008	2007
Non-accrual loans	$1,974,755	$5,130,556
Accrual loans past due 90 or more days	—	—

Total Non-Performing Loans	$1,974,755	$5,130,556

Gross interest not recorded on non-accrual loans	$383,003	$122,303

All but $301,000 of the loans noted in the above table as non-accrual loans at December 31, 2008 were evaluated for impairment. Specific loan loss allowances totaling approximately $280,000 were provided on these loans as a result of these impairment evaluations. Loans totaling $5.4 million were classified as sub-standard, including the $2.0 million identified above as non-accrual loans, at December 31, 2008. Certain of the classified loans which are in an accrual status have the potential to become further troubled if the borrowers financial condition worsens which could result in their being placed in a non-accrual status.

Certain performing loans may have the potential for future repayment problems. Management closely monitors the Bank’s loan portfolio for indications of potential problems when there are signs of credit problems affecting individual loans or trends in local economic conditions that may affect groups of loans or customer groups. Larger individual loans are placed on a special watch list if there are circumstances which lead management to have doubts as to the ability of such borrowers to meet their current loan repayment terms. Delinquency statistics on smaller balance loans, typically consumer loans, are closely monitored for sign of deterioration when management becomes aware of events affecting our local economy, such as plant closing or rising unemployment, which may affect groups of customers’ short term ability to meet their current loan repayment terms. These loans are subject to regular management attention, and their status is reviewed on a monthly basis.

At December 31, 2008, the Bank had an allowance for loan losses of $1,375,900 in recognition of the risks involved in its lending program. Management and the Board of Directors make a quarterly review of the adequacy of the loan loss reserve based on such factors as the composition of the loan portfolio and the amount and number of problem loans and other classified assets, if any. Additions to the allowance for possible losses are made by charges against income. The following table sets forth information regarding the Bank’s allowances for losses at the dates indicated, and related charge-off and recovery activities:

Balance of loan loss allowance,	2008	2007
January 1	$702,200	$477,000

Charge-Offs:
Mortgage	(1,021,285)	(100,807)
Consumer	(128,177)	(94,119)
Commercial	—	(1,125)
Recoveries
Mortgage	—	—
Consumer	51,720	12,983
Commercial	—	—

Net Charge-offs	(1,097,742)	(183,068)

Additions charged to operations	1,771,442	408,268

Balance of loan loss allowance,
December 31	$1,375,900	$702,200

Ratio of net charges-offs to average outstanding loans	1.01%	0.15%

The following table sets forth the approximate allocation of loan loss allowances to the various loan categories. While management of the Bank considers the various types of loans in the portfolio with regard to the degree of risk they present to the Bank, and uses other judgmental factors, the general loss reserves below may be used to absorb any loan losses which may occur and the allocations are not restrictive.

Allocation of the allowance for possible loan allowances:

	December 31, 2008		December 31, 2007
	Amount	% of Loans Each Category to Total Loans	Amount	% of Loans Each Category to Total Loans
Residential real estate	$864,300	65.0%	$312,900	60.9%
Other real estate	313,300	23.2%	290,300	25.9%
Unallocated - real estate	106,600	0.0%	—	0.0%
Commercial	47,900	3.8%	39,400	4.1%
Consumer	43,800	8.0%	60,100	9.1%

Total	$1,375,900	100.0%	$702,700	100.0%

The increase in allowances for losses on residential real estate at December 31, 2008 over prior year is the result of two factors. Specific loan loss allowances totaling approximately $280,000 were provided on loans individually evaluated for impairment. Secondly, management increased the percentage general loan loss allowances on the various loan classifications because of heightened concern over the continued decrease in home prices and worsening general economic conditions that may affect borrowers’ ability to repay their obligations.

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

At December 31, 2008, the Bank had $9.6 million of classified assets as compared to $7.8 million at December 31, 2007. The 2008 classified assets includes $5.9 million of loans and $3.7 million of foreclosed real estate as compared to $7.2 million of loans and $700,000 of foreclosed loans in 2007 The percentage of classified assets to total assets increased from 4.98% at December 31, 2007 to 7.05% at December 31, 2008.

The following table sets forth certain information concerning the classified assets of the Bank and the ratios of the classified assets to total assets.

Classified Assets:	December 31,
	2008	2007
Loss	$23,937	$—
Doubtful loans	521,100	—
Sub-standard loans	5,365,579	7,165,412

Total Classified Loans	5,910,616	7,165,412

Foreclosed real estate	3,656,322	653,941
Repossessed vehicle	1,250	—

Totals	$9,568,188	$7,819,353

Percentage of Total Assets	7.05%	4.98%

Foreclosed real estate assets are comprised of any collateral properties acquired through a foreclosure proceeding under Virginia real estate law. As of December 31, 2008, foreclosed real estate consisted of residential buildings, commercial buildings and land obtained in partial or total satisfaction of loan obligations. When we acquire title to a collateral property, it is transferred on the Company’s books from loans receivable to foreclosed real estate. Collateral properties obtained in satisfaction of loans are recorded at the estimated fair value less anticipated selling costs. We estimate fair values primarily based on appraisals when available, or through discounted cash flow analysis when appraisals are not available. When the fair value, less costs to dispose, associated with a loan at the time of foreclosure is less than its net carrying value, a charge off is recognized against the allowance for loan losses. If the initial fair value amount, less cost to dispose, exceeds the net carrying value, it is recognized in income.

Subsequently, foreclosed assets are valued at the lower of the amount recorded at the acquisition date or the current fair value less estimated disposition costs. Valuation adjustments on these assets and gains or losses realized upon the sale of the assets are recorded as non-interest income or non-interest expense.

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

Investment Portfolio

Dollars in Thousands	December 31,
	2008	2007
Investment Securities - Held to Maturity
Certificates of Deposit	$3,011	$—
Federal agency securities	—	33,999
Mortgage backed securities	10	11

Total	$3,021	$34,010

Investment Securities - Available for Sale
Municipal Bond	$1,000	$—
Corporate Bonds	2,816	—
Mortgage backed securities	1,230	—

Total	$5,046	$—

The following table indicates the scheduled maturities, carrying values and weighted average yields for the Bank’s various investments as of December 31, 2008:

Dollars in Thousands
Investment Securities Maturing	Amount	Yield
Held to Maturity
Within one year:
Certificates of Deposit	$3,011	2.12%
After five years:
Mortgage backed securities	10	5.06%

Total	$3,021	2.13%

Available for Sale
Within one year:
Municipal Bond	1,000	5.00%
Within two years:
Corporate Bonds	2,816	6.59%
Mortgage backed securities	1,230	4.87%

Totals	$5,046	3.50%

Sources of Funds

General

Deposit accounts are among the major sources of the Bank’s funds for lending and investment purposes. In addition to deposits, Virginia Savings Bank derives funds from loan repayments, proceeds from sales of loans, and advances from the FHLB of Atlanta. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used to compensate for reductions in the availability of other sources of funds. At December 31, 2008, the Bank had a pre-approved credit limit from the FHLB that is 22% of its total assets as reported on its OTS Thrift Regulatory Report as of each quarter end. As of December 31, 2008, the Bank’s credit limit from the FHLB was approximately $30.0 million. The Bank also has a $4.6 million credit facility from the Community Bankers’ Bank of Richmond, Virginia for the purchase of federal funds which may be outstanding for a maximum period of thirty days and which expires on March 31, 2009.

Deposits

Deposits in the Bank as of December 31, 2008, are represented by various types of household and commercial programs. The Bank offers a number of deposit accounts including passbook, money market, interest-bearing checking accounts, and certificates of deposit with terms from three months to five years. Deposit accounts vary as to terms, with the principal terms being the minimum balance required, the period the funds must remain on deposit and the interest rate offered. The following table sets forth the composition of the Bank’s deposit accounts by dollar amount and average rate paid at the end of the past two years:

	At December 31,
	2008		2007
Dollars in Thousands	Amount	Average Rate	Amount	Average Rate
Type of Account
Interest Bearing Demand	$21,681	0.25%	$20,803	0.38%
Non-interest Bearing Demand	5,075	0.00%	5,903	0.00%
Money Market	1,490	0.38%	2,025	0.76%
Savings	18,900	0.91%	17,245	1.45%
Certificates of deposit	76,009	3.53%	87,254	4.62%

Total Deposits	$123,155	2.37%	$133,230	3.28%

At December 31, 2008, the Bank had certificates of deposit with balances of $100,000 or more with remaining terms to maturity as follows:

Certificates of Deposit of $100,000 or More

Dollars in thousands	Balance	Rate
Three months or less	$3,244	3.89%
Over 3 through 6 months	3,079	3.07%
Over 6 through 9 months	2,460	3.54%
Over 9 through 12 months	1,109	3.28%
Year ended 12/31/2010	3,346	3.75%
Year ended 12/31/2011	630	3.76%
Year ended 12/31/2012	157	5.15%
Year ended 12/31/2013	904	4.21%

Total	$14,929	3.62%

Borrowings

The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and other collateral. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances may be put as well as limitations on the size of such advances. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

The following table presents the Bank’s short-term borrowing activities for the past two years:

Short-Term Borrowings

Dollars in Thousands	2008	2007
Balance at December 31	$—	$11,800
Weighted average interest rate at year end	—	5.06%
Maximum amount outstanding at any month end	13,000	23,300
Average outstanding for the year	2,832	18,533
Weighted average rate during the year	5.08%	5.40%

Employees

The Bank had fifty-six full-time employees, including its executive officers, and two part-time employee at December 31, 2008. The employees are not represented by a collective bargaining agreement, and the Bank has always enjoyed harmonious relations with its personnel.

Item 1A.	RISK FACTORS

The information in this item is not required of smaller reporting companies.

Item IB.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The Bank’s business is conducted in five offices in Virginia. As of December 31, 2008, the net book value of the premises and furniture and fixtures owned by the Bank was approximately $6,300,000. In addition to its main office at 600 Commerce Avenue, Front Royal, Virginia, the Bank owns full service branch facilities located at 1001 Main Street, Woodstock, Virginia, 234 Weems Lane, Winchester, Virginia, 33230 Old Valley Pike, Strasburg, Virginia, and 100 Elizabeth Street, Stephens City, Virginia . The Bank closed its branch at 202 Boscawen Street in the City of Winchester in May, 2008, which is currently listed for sale.

The headquarters of the Company is located at 600 Commerce Avenue, Front Royal, Virginia.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to nor is its property the subject of any legal proceedings other than routine non-material proceedings incidental to its business. There is no litigation threatened against the Company at this time to the knowledge of management.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December  31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock Sales
	2008	2007
Number of Sales	9	17
Shares Traded	5,367	27,401
Price Range:
High	$16.00	$17.51
Low	$10.00	$10.00

At December 31, 2008, there were approximately 560 holders of the Company’s common stock.

Prior to the formation of the Company, the Bank paid annual cash dividends from 1990 through 2007. In 2005, the dividend rate was 37.5¢ per share after adjustment for a two for one stock split declared in May, 2006. Beginning in the second quarter of 2006 and through 2007, the Bank made quarterly dividend payments at the rate of 9.375¢ per share to the holders of common stock. Because of the reduced earnings level of the Company in 2008, it reduced its quarterly dividend rate to 3¢ per share.

The Company’s ability to pay future dividends to its shareholders will depend upon its cash resources, earnings trends and its obligation to support the capital position of the Bank in a prudent manner. In addition, the payment of dividends is subject to the restrictions noted in Part I, Regulations and Supervision, Capital Distribution Regulations.

Item 6.	SELECTED FINANCIAL DATA

The information required by this item is contained in the Company’s 2008 Annual Report which is being filed in Exhibit 13.0 to this Report on Form 10-K and is incorporated by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in the Company’s 2008 Annual Report to Shareholders, which is being filed as Exhibit 13 to this Report on Form 10-K and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this item is not required of smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the Company’s 2008 Annual Report to Shareholders, which is being filed as Exhibit 13 to this Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management has designed what it believes are appropriate disclosure controls and procedures. These controls and procedures are designed to insure that management receives all pertinent information that may be required to be disclosed in its annual report. Such information is not limited to financial data but also includes non-financial information that should be considered for disclosure in the annual report. Because of inadequate staffing in the financial accounting section of the Company for a portion of the year ended December 31, 2008, there was not an appropriate segregation of duties in the recording and review of financial data and in the preparation and review of financial reports.

Management has concluded that as of December 31, 2008, implementation of its structure of disclosure controls and procedures was not effective in meeting their intended purposes. The most recent review of these systems, conducted as of December 31, 2008, revealed material deficiencies, which are detailed below in management’s report on internal control over financial reporting, that could adversely affect the Bank’s ability to properly and accurately record and report financial data.

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

The Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment identified material weaknesses in the Company’s internal control over financial reporting because of ineffective controls related to computations, methodology and presentation of a limited number of non-routine complex transactions which could potentially aggregate to material misstatements in financial reporting. Management’s testing of internal controls also identified instances of significant deficiencies in internal controls pertaining to segregation of duties and independent review that existed at December 31, 2008, which when combined, were considered by management to be a material weakness.

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weaknesses described above, management believes that as of December 31, 2008, the Company did not maintain effective control over financial reporting based on those criteria.

In order to address the material weaknesses described above, the Company will take the following remedial actions:

Management will develop procedures to insure that the complex transactions identified in the evaluation of internal control have a sufficient level of review to ensure that the risk of misstatement is minimized.

Subsequent to the report date, and prior to the filing date of this report, management added accounting staff to better segregate accounting duties and to provide additional support to the financial accounting review process leading to the preparation of financial statements. Management has also remediated certain of the significant deficiencies identified in its most recent internal control evaluation. Management will develop policies and procedures to insure that the remaining deficiencies are corrected in the near future.

This annual report does not contain an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary relief rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

For other information with respect to the directors and executive officers of the Company and certain committees of the Company, see the information set forth in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the Company’s Proxy Statement issued in connection with the Company’s 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index:

Exhibit Number	Description of Exhibits
2.0	Agreement and Plan of Reorganization, dated as of April 19, 2007 and amended and restated, by and among Virginia Savings Bank, F.S.B., Virginia Savings Bancorp, Inc. and VSB Interim Federal Savings Bank.*

3.1	Articles of Incorporation of Virginia Savings Bancorp, Inc., as amended.*

3.2	Bylaws of Virginia Savings Bancorp, Inc., as amended.*

10.1	Employment Agreement, dated as of January 1, 2005, by and between Virginia Savings Bank, F.S.B. and W. Michael Funk.*

10.2	Change in Control Employment Agreement, dated as of January 1, 2005, by and between Virginia Savings Bank, F.S.B. and W. Michael Funk.*

13.0	2008 Annual Report to Shareholders

14.0	Code of Ethics

21.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Description of Business” for the required information.

31.1	Rule13a-14(a)/15d-14(a) CEO Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO Certification

32.0	Section 1350 Certification

*	Incorporated by reference from the Company’s Registration Statement on Form S-4, as amended (SEC File No. 333-142256), filed with the Commission on June 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA SAVINGS BANCORP, INC.

By:	/s/ W. Michael Funk	Date: April 29, 2009
W. Michael Funk
President
Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis D. Hall	Chairman of the Board	April 29, 2009
Francis D. Hall	Director

/s/ W. Michael Funk	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 29, 2009
W. Michael Funk

/s/ J. William Gilliam	Director	April 29, 2009
J. William Gilliam

/s/ Samuel J. Baggarly	Director	April 29, 2009
Samuel J. Baggarly

/s/ David L. Wines	Director	April 29, 2009
David L. Wines

/s/ Kent E. Coons	Director	April 29, 2009
Kent E. Coons

/s/ Webb R. Davis	Director	April 29, 2009
Webb R. Davis

/s/ Arnold M. Williams, Sr.	Director	April 29, 2009
Arnold M. Williams, Sr.

/s/ Noel F. Pilon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2009
Noel F. Pilon