Form 10-Q
period 2009-03-31
Virginia Savings Bancorp, Inc.
filed 2009-05-15
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(540) 635-4137

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 15, 2009, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

VIRGINIA SAVINGS BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$3,203,280	$3,509,491
Interest bearing deposits at other banks	5,515,246	6,767,289
Federal funds sold	1,517,000	2,067,000

Total cash and cash equivalents	10,235,526	12,343,780
Investment securities available for sale	3,953,497	5,046,563
Investment securities held to maturity (fair value of $3,523,731 and $3,020,452 at March 31, 2009 and December 31, 2008)	3,524,072	3,020,714
Loans receivable, net of allowance for loan losses of $1,410,937 and $1,375,900 at March 31, 2009 and December 31, 2008	103,758,509	102,857,617
Premises and equipment, net	5,907,379	5,775,304
Federal Home Loan Bank of Atlanta Stock, at cost	279,300	322,300
Foreclosed real estate	3,622,306	3,656,322
Real estate held for sale	526,353	526,353
Other assets	1,934,982	2,231,281

Total Assets	$133,741,924	$135,780,234

LIABILITIES AND EQUITY
Liabilities
Interest bearing deposits	$114,431,243	$118,039,571
Non-interest bearing deposits	6,611,974	5,115,286

Total Deposits	121,043,217	123,154,857
Advances from borrowers for taxes and insurance	84,376	78,268
Other liabilities	513,727	458,024

Total Liabilities	$121,641,320	$123,691,149

Equity
Preferred stock, $10.00 par (500,000 shares authorized, zero shares issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Common stock, $1.00 par (5,000,000 shares authorized; 1,899,984 shares issued and outstanding at March 31, 2009 and December 31, 2008)	1,899,984	1,899,984
Additional paid-in capital on common stock	1,266,015	1,266,015
Accumulated other comprehensive loss, net	(57,702)	(54,466)
Retained earnings	7,992,307	7,977,552

Total Virginia Savings Bancorp, Inc. stockholders’ equity	11,100,604	11,089,085
Preferred stock of subsidiary	1,000,000	1,000,000

Total Equity	12,100,604	12,089,085

Total Liabilities and Equity	$133,741,924	$135,780,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31,
	2009	2008
Interest Income
Interest and fees on loans	$1,596,148	$1,886,109
Interest and dividends on investments	60,330	265,275
Other interest income	2,546	22,451

Total Interest Income	1,659,024	2,173,835

Interest Expense
Interest on deposits	650,646	1,053,970
Interest on short term borrowings	37	115,798

Total Interest Expense	650,683	1,169,768

Net interest income	1,008,341	1,004,067
Less: Provision for loan losses	39,723	75,216

Net interest income after provision for loan losses	968,618	928,851

Non-Interest Income
Loan fees and late charges	38,660	58,528
Income from mortgage banking activities	18,420	32,657
Fees from transaction accounts	211,781	277,715
Net loss on foreclosed real estate	(219)	—
Other income	1,035	4,178

Total Non-Interest Income	269,677	373,078

Non-Interest Expense
Salaries and employee benefits	646,291	704,993
Director compensation	19,714	63,229
Occupancy, furniture and equipment	97,575	85,855
Professional fees	65,710	67,522
Data processing	193,244	219,792
Marketing	15,475	50,025
Foreclosed real estate	16,082	12,400
Overdraft protection plan	13,206	24,506
Other	116,493	124,554

Total non-interest expense	1,183,790	1,352,876

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited), Continued

	Three Months ended March 31,
	2009	2008
Income (loss) before income tax provision (benefit)	54,505	(50,947)
Income tax provision (benefit)	21,000	(26,400)

Net income (loss)	33,505	(24,547)
Dividends on preferred stock of subsidiary	(18,750)	(18,750)

Net income (loss) attributable to common shares	$14,755	$(43,297)

Basic and diluted earnings (loss) per common share	$0.01	$(0.02)
Dividends declared per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months ended March 31,
	2009	2008
Comprehensive Income (Loss)
Net income (loss)	$33,505	$(24,547)
Unrealized losses on securities available for sale, net of taxes of $2,000 in 2009, and none in 2008	(3,236)	—

Comprehensive income (loss)	30,269	(24,547)
Comprehensive (loss) attributable to preferred stock of subsidiary	(18,750)	(18,750)

Comprehensive income attributable to common stock shareholders	$11,519	$(43,297)

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Income (loss)	$33,505	$(24,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	39,723	75,216
Provision for losses on foreclosed real estate	11,857	12,400
Loss on sale of foreclosed real estate	219	—
Amortization (accretion) of premiums and discounts on investments	8,566	(614)
Depreciation expense	61,888	51,163
Decrease in other assets	298,299	277,580
Increase (decrease) in other liabilities	55,703	(229,231)

Net cash provided by operating activities	509,760	161,967

Cash Flows from Investing Activities:
Maturities or call of available for sale investments	1,000,000	13,000,000
Purchases of held to maturity investments	(500,000)	—
Principal repayments on mortgage backed securities	75,906	426
Net redemption of Federal Home Loan Bank Stock	43,000	406,000
Net (increase) decrease in loans receivable	(940,615)	47,098
Proceeds from sale of foreclosed real estate	39,781	—
Cash paid for improvements made on foreclosed real estate	(17,841)	—
Purchase of premises and equipment	(193,963)	(518,588)

Net cash provided (used) by investing activities	(493,732)	12,934,936

Cash Flows from Financing Activities:
Net decrease in deposits	(2,111,640)	(3,658,377)
Increase in escrow accounts	6,108	55,265
Net decrease in short-term borrowings	—	(6,800,000)
Dividends paid on preferred stock of subsidiary	(18,750)	(18,750)

Net cash used by financing activities	(2,124,282)	(10,421,862)

Net increase (decrease) in cash and cash equivalents	(2,108,254)	2,675,041
Cash and cash equivalents at beginning of period	12,343,780	7,067,472

Cash and cash equivalents at end of period	$10,235,526	$9,742,513

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$650,665	$1,196,928
Income taxes	—	22,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Virginia Savings Bancorp, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2009. The unaudited consolidated financial statements and related notes thereto presented herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2008.

Note 2 – Earnings Per Share

Basic net income (loss) per common share was computed on the weighted average number of common shares outstanding. Diluted earnings per share are computed on a weighted average basis under the “if converted” method assuming conversion as of January 1, 2009. Potential converted shares represent the conversion of the 100,000 shares of convertible preferred stock of the wholly owned subsidiary of the Company, Virginia Savings Bank, F.S.B. (“the Bank”), that is convertible in the ratio of two shares of common stock to three shares of preferred stock, or 66,666 common shares. With the exception of preferred stock dividends of subsidiary, there were no adjustments to net income in the computation of diluted earnings per common share for the quarter ended March 31, 2009 and 2008. The following table shows the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009	2008
Net Income (loss) before dividends on preferred stock of subsidiary	$33,505	$(24,547)
Dividends on preferred stock of subsidiary	(18,750)	(18,750)

Net Income (loss) Available to Common Stock	$14,755	$(43,297)

Weighted average shares outstanding	1,899,984	1,899,984
Basic and diluted earnings (loss) per common share	$0.01	$(0.02)

Note 3 – Guarantees

The Bank issues stand-by letters of credit that are unconditional commitments guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to customers. At March 31, 2009 and December 31, 2008, with consideration given to collateral and risk of default, management does not believe its exposure to these letters of credit is significant. These stand-by letters of credit were approximately $145,200 and $330,700, respectively, at March 31, 2009 and December 31, 2008 with current expiration dates through September 10, 2009. The liability under these guarantees is not material.

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

For assets that the Company measures at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	Level 1	Level 2	Level 3
Investments available for sale	$3,953,497	$—	$3,953,497	$—

	Dec. 31, 2008	Level 1	Level 2	Level 3
Investments available for sale	$5,046,563	$—	$5,046,563	$—

For assets that the Company measures at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	Level 1	Level 2	Level 3
Impaired loans	$908,710			$908,710
Foreclosed real estate	3,034,265			3,034,265

	Dec. 31, 2008	Level 1	Level 2	Level 3
Impaired loans	$247,230			$247,230
Foreclosed real estate	1,305,878			1,305,878

The following valuation techniques were used to measure the fair value of assets in the table.

The Company reviews its available for sale investment securities portfolio on a quarterly basis to evaluate the fair value of these investments. The Company obtains price quotes for securities with comparable financial characteristics and maturities from a third party source, and are therefore included as Level 2 fair values. The fair value consists of available for sale securities of $4,046,599 and $5,134,429 net of valuation allowances of $93,102 and $87,866 at March 31, 2009 and December 31, 2008, respectively. For the quarter ended March 31, 2009, the Company recognized a net adjustment to the carrying value of available for sale securities of $3,236 net of taxes of $2,000 that is included in other comprehensive loss in shareholder equity as of March 31, 2009.

Loans included in the above table are those which were accounted for under SFAS Number 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), under which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $1,203,247 and $527,230 less their valuation allowances of $294,537 and $280,000 at March 31, 2009 and December 31, 2008, respectively, as determined under SFAS 114. Additional provision for loan losses on these impaired loans for the three months ended March 31, 2009 were $14,537.

Fair values of foreclosed real estate were based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds upon disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of foreclosed real estate of $2,942,714 and $1,682,221 at March 31, 2009 and December 31, 2008, respectively, and plus a net positive valuation allowances of $91,551 at March 31, 2009 and a net negative valuation allowance of $376,343 at December 31, 2008. For the quarter ended March 31, 2009, the Company recognized net adjustments to the carrying value of real estate owned of $11,857 that is included in earnings for the quarter ended March 31, 2009.

Note 5 – Preferred Stock of Subsidiary

On March 31, 2006, the Bank entered into a stock purchase agreement with a third party pursuant to which the Bank sold 100,000 shares of Series A preferred stock at a purchase price of $10.00 per share. The Series A preferred stock pays a $0.75 annual dividend, payable in quarterly installments. The dividends payable on the Series A preferred stock are prior and in preference to any dividend on the Bank’s common stock. Beginning on March 31, 2008, the Series A preferred stock became redeemable at the option of the Bank, in whole or in part, at a redemption price of (1) $10.00 per share and (2) and accrued but unpaid dividends. Beginning on April 1, 2008, the holder of Series A preferred stock of the Bank became entitled to convert the security into shares of the Company’s common stock such that for every three shares of Series A preferred stock the former holder thereof would receive two shares of the Company’s common stock.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which requires non-controlling interests (previously referred to a minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application was prohibited. SFAS No. 160 applies to the Series A preferred stock of the Bank. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to re-classify non-controlling interest in equity, attribute net income and other comprehensive income to non-controlling interest, and provide other disclosures required by SFAS No. 160. The following table presents the effect of adoption of SFAS No. 160 to the statement of financial condition.

	December 31, 2008	Adjustments	December 31, 2008
	(as reported)		[restated]
Total stockholders’ equity	$11,089,085	$—	$11,089,085
Preferred stock of subsidiary	—	1,000,000	1,000,000

Total Equity	$11,089,085	$1,000,000	$12,089,085

Note 6 – New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company did not early adopt, and does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and

APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not early adopt, and does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not early adopt, and does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Note 7 – Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s method of presentation. These reclassifications had no effect upon previously reported results of operations or retained earnings.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2009.

Critical Accounting Policies

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America and conform to practices generally followed in the banking industry. Certain of these policies involve a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain. Different assumptions in the preparation of these estimates could result in material changes in the Company’s financial position and results of operations. Our judgments and estimates are based upon historical experience and other factors management believes to be reasonable within the context of the circumstances in which they are applied.

There are three areas of accounting policy and practice that are particularly sensitive to management’s judgment and in which significant estimates are used. These are allowances for losses on loans, allowances for losses on foreclosed real estate, and other than temporary impairment of investment securities. Other accounting policies also involve the use of judgment and significant estimates but the impact of these processes are not material to the Company’s financial condition or results of operations.

FASB 114, “Accounting by Creditors for Impairment of a Loan”, provides guidelines for the valuation of impaired loans. More extensive guidelines have been published by bank regulatory bodies. The latter provide for the classification of problem loans as sub-standard, doubtful and loss. There is also a regulatory special mention category for performing loans that are the subject of heightened management concern as potential problem loans.

It is the Bank’s general policy to place loans in a non-accrual status when they become 90 days delinquent. Loans may, however, be placed in a non-accrual status regardless of their term of delinquency if the borrower exhibits signs of financial distress or if the collateral property decreases in value significantly below the loan balance. Generally, if a borrower has multiple loans, all of his loans, including currently performing loans, will be placed in a non-accrual status if there are indications that the borrower is having serious financial difficulties. Once loans other than homogeneous loans are placed in a non-accrual status, they are evaluated for individual impairment. At March 31, 2009, the Bank had 15 loans in a non-accrual status with regard to interest income, all of which were evaluated for individual impairment.

The 15 loans evaluated for individual impairment were to ten borrowers. The Bank has provided specific loan loss allowances against six of these loans that total $294,500. No loss allowances were required on the remaining loans because management believes they have collateral values that exceed the related loan balances.

Under FASB Statement No. 5, “Accounting for Contingencies” (“FASB 5”), loan loss allowances on large groups of homogeneous loans are provided based upon the Bank’s historical loss experience for similar types of loans. As part of its loan loss analysis under FASB 5, management also considers qualitative factors including concentrations of credit and current economic conditions as they may impact borrowers’ ability to meet their financial obligations.

Management identified four classifications of loans that represent high concentrations of credit. Three of these credit concentration areas fall in a range of 100% to 200% of equity. These loan products are home equity lines of credit, balloon loans, non-residential real estate loans and builder construction loans. Loans to builders for the speculative construction of homes were $4.7 million at March 31, 2009 and are less than equity. Home equity lines of credit and balloon lines are collateralized by residential one-to-four family properties, and had balances of approximately $13.3 million and $36.8 million, respectively, at March 31, 2009. Non-residential real estate loans approximated $20.3 million at March 31, 2009.

During its most recent evaluation of the adequacy of the Company’s loan allowances conducted as of March 31, 2009, management concluded that the factors applied to performing loans to derive loss allowances were adequate as of year-end. We reached that conclusion after considering that balances in high concentration credit areas are diminishing, particularly in builder construction loans, and that there has not been a significant change in environmental factors since the previous evaluation as of December 31, 2008.

Management believes that as of March 31, 2009, the loan loss allowances provided are adequate to absorb the losses inherent in the Bank’s loan portfolio. We, however, caution that continued deterioration of real estate values and general economic conditions may result in the need for further additions to loan loss allowances if collateral values fall below loan balances on non-performing loans, and if home builders and other large borrowers who depend upon sales of real estate properties for repayment of their loans do not realize sufficient cash flows to repay their loans in full when they become due.

While management segments the loan portfolio into several categories for purposes of evaluating the adequacy of loan loss allowances and makes tentative allocations of these allowances to specific loan products, all loss reserves are available to absorb losses from any sector of the loan portfolio.

The Bank evaluates the fair value of foreclosed real estate. Such evaluations are based upon observable market values of comparable properties obtained through appraisals when available. In the absence of adequate appraisal values, the properties are valued using the discounted present value of the anticipated future cash flows. In addition to the appraisal values, the Bank considers costs which may be necessary to make the property salable, and selling costs to dispose of the property. The net realizable values derived through this process are measured against the recorded book value of the loan. The Bank records foreclosed real estate at fair value less estimated disposal costs at the foreclosure date. If the fair value of the foreclosed real estate exceeds the related loan balance at the date of foreclosure, the positive valuation adjustment is recorded as a credit to other income. If the fair value of the foreclosed real estate is less than the related loan balance at the date of foreclosure, the negative valuation adjustment is recorded as a charge against the loan loss allowance. Subsequent to the initial recording at fair value, foreclosed real estate properties are carried at the lower of cost or fair value and are evaluated for impairment not less frequently than quarterly after the initial evaluation is performed at the time of acquisition. Any increase to the allowance for losses on foreclosed real estate made after the initial valuation is recorded as an expense. During the quarter ended March 31, 2009, the allowance for losses on foreclosed real estate increased $11,900.

The Company reviews its investment securities portfolio on a quarterly basis to identify and evaluate investments that have indications of possible other than temporary impairment. Such securities are written down to their fair value when there is impairment in value that is other than temporary. The determination of whether or not other than temporary impairment exists is a matter of judgment. Factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been less than the cost basis, the financial condition and credit quality of the security issuer, and the Bank’s ability and intent to hold the investment securities for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2009, the Company’s held to maturity investment securities had a fair value that approximates book value.

The Company’s available for sale investment securities had a fair value of approximately $93,000 below book value. An unrealized loss of $41,400 was recorded in the current quarter as a reduction in the securities’ carrying value with an offset to accumulated other comprehensive loss. The $93,000 accumulated loss, net of a $35,000 provision for income taxes, is a component of equity. These unrealized losses are not considered to be other than temporary and are primarily the result of interest rate changes and not credit concerns about the issuers.

Overview of Performance

Virginia Savings Bancorp, Inc. is a holding company incorporated in Virginia and headquartered in Front Royal, Virginia. The Company’s banking subsidiary is Virginia Savings Bank, FSB.

The Company recorded net income of $14,800 for the first quarter of 2009. While this is a modest amount by the Company’s and its predecessor institution, the Bank’s, historical standards, it is a substantial improvement over the previous quarter’s net loss of $690,400. During the current quarter the Company recorded minimal additions to its loss allowance accounts, a total of approximately $36,000, and had immaterial amounts of losses on the sale of foreclosed real estate and other foreclosed real estate expenses. In addition, the Company’s net interest income for the first quarter of 2009 was approximately the same as the first quarter of 2008 despite an 18% decrease in the average balance of interest earning assets from prior year.

Financial Condition

At March 31, 2009, the total assets of the Company were $133.7 million, a decrease of $2.0 million since December 31, 2008. This decrease occurred in two area; cash and cash equivalents decreased $2.1 million and investments available for sale decreased $1.1 million. Loans receivable increased $900,900 and investments held to maturity increased $503,000.

Deposits decreased $3.6 million during the quarter ended March 31, 2009. Core deposit accounts, primarily checking and passbook savings accounts, increased $1.9 million from December 31, 2008 to March 31, 2009. Certificate of deposit accounts decreased $5.5 million during the same time period. At March 31, 2009 and December 31, 2008, the Company had no short-term borrowings.

Asset Quality

Asset quality has been an area requiring considerable attention from management since early in 2008. At the end of the current quarter, the Bank had $11.8 million of classified assets including $3.6 million of foreclosed real estate. Management takes a proactive approach to problem asset resolution and is aggressive in identifying and acquiring when necessary impaired loans. As a consequence, we foreclosed upon $3.1 million of real estate loans during the year ended December 31 2008, but did not have to foreclose upon any loans during the first quarter of 2009. Non-accrual loans were approximately $2.0 million at December 31, 2008 and are currently $2.6 million. Management believes that it has identified all problem loans in loans receivable as of March 31, 2009 and has provided adequate loan loss allowances for potential losses inherent in the loan portfolio. In making this statement, we must caution that we are in a period of great uncertainty regarding the economic and financial conditions nationally and in the Company’s market area. Today’s well-performing loan may very well be tomorrow’s problem asset.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The Company recorded income before dividends on preferred stock of subsidiary of $33,500 for the quarter ended March 31, 2009, an increase of $58,100 from the $24,500 net loss, for the same period in 2008. Net interest income increased $4,300 from the same period last year. Non-interest income decreased $103,400. Non-interest expenses decreased $169,100, or 12.5%, and pre-tax income before dividends on preferred stock of subsidiary increased by $105,500.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 1 below presents, for the three months ended March 31, 2009 and 2008, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 2 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	For The Three Months Ended March 31,					Table 1
Dollars in thousands	2009			2008
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$103,315	$1,596	6.18%	$112,371	$1,886	6.71%
Investment securities (2)	8,158	60	2.94%	30,196	253	3.35%
Other interest earning assets (3)	7,053	3	0.17%	799	23	11.51%
FHLB stock	321	—	0.00%	1,628	12	2.95%

Total Interest Earning Assets	$118,847	$1,659	5.58%	$144,994	$2,174	6.00%

Other Assets
Cash and due from banks	3,759			3,970
Premises and equipment, net	5,913			4,876
Accrued interest receivable	534			754
Foreclosed real estate	3,470			640
Branch building held for sale	526			—
Other assets	1,557			569

Total Other Assets	15,759			10,809

Total Assets	$134,606			$155,803

Interest-Bearing Liabilities
Checking accounts	$21,096	$13	0.25%	$19,748	$29	0.59%
Money market accounts	1,678	1	0.24%	2,072	4	0.77%
Savings accounts	19,339	41	0.85%	17,687	64	1.45%
Certificates of deposit	72,962	596	3.27%	85,371	957	4.48%
Short term borrowings	19	—	0.00%	10,130	116	4.58%

Total Interest-Bearing Liabilities	$115,094	$651	2.26%	$135,008	$1,170	3.47%

Non-interest bearing deposits	$6,544			$6,656
Other Liabilities	901			839
Common stockholders’ equity (4)	11,067			12,300
Preferred stock of subsidiary	1,000			1,000

Total Liabilities and Equity	$134,606			$155,803

Net Interest Income/Spread		$1,008	3.32%		$1,004	2.53%

Net interest margin			3.39%			2.98%

(1)	Includes non-accrual loans.
(2)	Includes mortgage backed securities.
(3)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2008, this balance was significantly less than the interest earning balances at our correspondent bank because of float.
(4)	Average balances are based on average daily balances except for Stockholders’ Equity which is computed on month end balances.

Analysis of Change in Net Interest Income (Dollars in thousands)	Table 2

	Quarters Ended Mar. 31, 2009 vs 2008 Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income On:
Loans Receivable	$(155)	$(147)	$12	$(290)
Investments Securities	(186)	(25)	18	(193)
Other Interest Earning Investments	77	(22)	(75)	(20)
FHLB Stock	—	(12)	—	(12)

	(109)	(59)	(57)	(225)

Total Interest Earning Assets	$(264)	$(206)	$(45)	$(515)

Interest-Bearing Liabilities
Checking Accounts	$2	$(17)	$(1)	$(16)
Money Market	(1)	(2)	—	(3)
Savings Accounts	6	(27)	(2)	(23)
Certificates of Deposit	(139)	(260)	38	(361)
Short term borrowings	(116)	—	—	(116)

Total Interest Bearing Liabilities	$(248)	$(306)	$35	$(519)

Net Interest Income	$(16)	$100	$(80)	$4

Net interest income increased $4,000 from the first quarter of 2008 to the first quarter of 2009. This is net of a $515,000 decrease in interest income and a decrease of $519,000 in interest expense.

Interest on loans receivable decreased $290,000 in the quarter ended March 31, 2009 from the quarter ended March 31, 2008. Table 2 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 1, decreased by $9.1 million from 2008 to 2009, while the average yield on loans receivable decreased by 53 basis points. Loans receivable had an average yield of 6.18% for the first quarter of 2009, which is down from 6.71% in first quarter of 2008. The data in Table 2 indicates that the lower average volume of loans outstanding during the first quarter of 2009 decreased interest income by $155,000, and that lower interest rates decreased income by $147,000.

Interest and dividend income on investments decreased by $225,000 in the quarter ended March 31, 2009 from the quarter ended March 31, 2008. Interest income on investment securities decreased by $193,000 in the quarter ended March 31, 2009 from the quarter ended March 31, 2008 due to a lower average balance outstanding in the first quarter of 2009 and a decrease in the average interest rate. The average balance of investment securities decreased by $22.0 million in the first quarter of 2009 from the same period in 2008, and the average rate decreased by 41 basis points. The remaining sources of dividend and interest income decreased $32,000. Late in the first quarter of 2009, the Federal Home Loan Bank of Atlanta (“ FHLB”) announced that it suspended dividend payments on its capital stock until further notice. The Bank’s overall yield on interest earning assets was 5.58% in 2009, 42 basis point decrease from the 6.00% achieved in 2008.

Interest expense decreased $519,000 in the quarter ended March 31, 2009 from the quarter ended March 31, 2008. The decrease in interest expense was primarily caused by a $361,000 decrease in interest on certificates of deposit and a $116,000 decrease in interest on short-term borrowings. The average balance of certificates of deposit decreased by $12.4 million in the first quarter of 2009 compared to the same quarter in 2008, and the average interest rate decreased 121 basis points. These changes resulted in a $139,000 decrease in interest expense due to the decreased volume of accounts outstanding and a $260,000 decrease in interest expense due to lower interest rates paid. Interest on transaction accounts decreased $42,000. The Company’s use of borrowings was extremely limited in 2009. The $116,000 decrease in interest expense for the first quarter of 2009 was entirely volume driven.

The Company’s overall cost of interest bearing liabilities decreased 121 basis points in the first quarter of 2009 versus the first quarter of 2008, decreasing from 3.47% in 2008 to 2.26% in 2009.

The Company made a $39,700 provision for loan losses for the three months ended March 31, 2009 as compared to a $75,200 provision for loan losses in the three months ended March 31, 2008. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $39,700 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total other income decreased $103,400 from the quarter ended March 31, 2008 to the same period in 2009.

Loan fees and late charges decreased $19,900, or 34.0% from first quarter 2008 to first quarter 2009. This decrease was due to a $17,900 decrease in fees for short-term loan extensions. All other fees decreased a net amount of $2,000.

Income from mortgage banking activities decreased $14,200, or 43.6%. Fees for loans originated on behalf of a correspondent decreased $10,400. There was a $3,800 net decrease in loan servicing fees.

Fees from transaction accounts decreased 23.8% or $65,900 from first quarter 2008 to first quarter 2009 primarily due to a $49,100 decrease in insufficient fund fees. ATM fees decreased $10,600 from first quarter 2008. All other transaction account fees decreased a net amount of $6,200 in the current period from the same period in 2008.

Non-interest expenses decreased $169,100, or 12.5%, in the first quarter of 2009 compared to the first quarter of 2008. Management instituted a cost-cutting program in 2008, the effects of which are reflected in the Company’s first quarter 2009 results. All major expense categories are reduced from their first quarter 2008 levels.

Salaries and employee benefits decreased $58,700 or 8.3% in the first quarter 2009 from the first quarter of 2008. Salaries decreased $42,000 and group insurance benefits decreased $9,000. Effective January 1, 2009, the salaries of all employees of the Company were reduced approximately 5% as a temporary cost savings measure until a return to profitable operations is achieved. The Company selected a new insurance company to provide group health insurance for employees at a lower cost than that available from the previous insurance company. All other compensation related expense are reduced a net amount of $7,700.

Directors’ fees and expenses decreased $43,500, or 68.8%, in the first quarter 2009 from the first quarter of 2008 due to the implementation of a lower cost insurance benefit plan that reduced insurance premiums by $40,200, and a reduction in per meeting fees totaling $6,900.

Data processing expenses decreased $26,500, or 12.1%, in the first quarter 2009 from the first quarter of 2008 primarily due to a $18,200 decrease in deposit account servicing costs and a $14,500 decrease in data communication costs. All other data processing expense increased a net amount of $6,200.

Marketing expenses decreased $34,600, or 69.1% in the first quarter 2009 from the first quarter of 2008. As part of its cost reduction efforts, management assessed its marketing needs and significantly reduced its advertising plans and reduced its marketing expenses accordingly

Income tax expense for the first quarter of 2009 was $21,000, an increase of $47,400 over the first quarter of 2008’s income tax benefit of $26,400. The effective tax rate for the three months ended March 31, 2009 was 38.5% versus a negative 51.8% in the same period in 2008.

Liquidity and Capital Resources

At March 31, 2009, the Company had approximately $10.2 million of liquid assets in the form of cash and cash equivalent investments. The Company also has $4.0 million of investment securities that are classified as available for sale and $3.5 million of investments classified as held to maturity. Three million dollars of the held to maturity investments have short-term maturities. As of March 31, 2009, the Company has pledged $500,000 of held to maturity US agency bonds as collateral for public deposits of Virginia counties.

The Company has approximately $29.4 million of pre-approved credit from the FHLB with funding available on a same day basis and did not have any borrowings outstanding against this line of credit at March 31, 2009.

The Company’s current liquidity position is more than adequate to meet its lending needs and to fund potential customer withdrawals from deposit accounts.

At March 31, 2009, the Company’s common equity was equal to 8.3% of total assets and is essentially unchanged from 8.2% at December 31, 2008. Equity increased by $11,500 during the first quarter of 2009. This is the net of $14,800 in operating income less a $3,200 increase in other comprehensive loss.

The Office of Thrift Supervision (“OTS”) regulations require federal savings banks to maintain minimum capital standards: a 4.0% of tangible assets Tier 1 (core) capital requirement, and an 8.0% risk based capital requirement. These capital requirements are applicable to the Company’s wholly owned subsidiary, Virginia Savings Bank, F.S.B. The OTS does not have specific capital requirements applicable to thrift holding companies.

The Bank is required to file a quarterly report on its financial condition, results of operations and other financial information with the OTS. OTS financial reporting rules follow the same generally accepted accounting principles (“GAAP”) applicable to this Quarterly Report on Form 10-Q except for certain specified areas in which regulatory accounting principles (“RAP”) differ from GAAP. One of these areas is accounting for properties acquired through foreclosure. GAAP indicates that these properties should be accounted for at their fair value on the foreclosure date and at the lower of cost or fair value thereafter. OTS RAP specifies that they be reported at the lower of their historical cost or their fair value. Application of RAP to the Bank’s accounting for real estate acquired through foreclosure resulted in approximately $603,000 less in prior period earnings and tangible capital, as reported to the OTS, than the amounts determined under GAAP and reported in this Quarterly Report on Form 10-Q. This difference between GAAP and RAP will continue to exist until the Bank disposes of the properties. Table 3 reflects the $603,000 lower amount of capital reported to OTS. In addition to this accounting difference, the financial information reported to the OTS is for the Bank only. The Company is not subject to minimum capital requirements under OTS regulations.

Actual and required regulatory capital requirements at March 31, 2009 and December 31, 2008 follow:

Capital Position	Virginia Savings Bank, F.S.B.	Table 3

	Capital Amounts		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
March 31, 2009
Tangible (1)	$11,300,741	8.46%	$2,002,928	1.50%	N/A	N/A
Tier I (2)	10,300,741	9.73%	N/A	N/A	$6,350,019	6.00%
Core (1)	10,300,741	7.71%	5,341,140	4.00%	6,676,425	5.00%
Total (2)	12,417,141	11.73%	8,466,692	8.00%	10,583,365	10.00%

Dec. 31, 2008
Tangible (1)	$11,241,354	8.31%	$2,028,085	1.50%	N/A	N/A
Tier I (2)	10,241,354	9.73%	N/A	N/A	$6,314,006	6.00%
Core (1)	10,241,354	7.57%	5,408,227	4.00%	6,760,284	5.00%
Total (2)	12,337,254	11.72%	8,418,675	8.00%	10,523,343	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

To be considered a well-capitalized institution under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank must have a core capital ratio of at least 5.0%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The most recent notification from the OTS categorized the Bank as well-capitalized.

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

The Bank had outstanding commitments to make mortgage loans secured by real property, exclusive of the undisbursed portion of loans in process, of approximately $2.4 million at March 31, 2009, all of which expire within one year. Loans in process represent the undisbursed portion of construction loans already on the Bank’s books. Disbursements are made at each stage of the construction process after an inspection by a qualified real estate appraiser. At March 31, 2009, the Bank had loans in process commitments of approximately $722,000 that expire within nine months.

The Bank also issues stand-by letters of credit that are unsecured conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements. At March 31, 2009, the Bank had $145,200 of stand-by letters of credit outstanding with expiration dates through September 10, 2009.

Lines of credit are loan commitments to individuals and companies that have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Company, at March 31, 2009, had secured lines of credit with available balances of $12.8 million and unsecured lines of credit with available balances of $1.5 million. Many of these commitments are expected to expire without being fully drawn down. The total commitment amounts do not therefore necessarily represent future cash requirements.

The risks involved in these off-balance sheet arrangements are essentially the same as those involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition as of March 31, 2009 as a liability for credit loss due to off-balance sheet arrangements. Management does not anticipate any difficulties in funding these commitments.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The information in this item is not required of smaller reporting companies.

Item 4T - Controls and Procedures

Management’s Disclosure Controls

Management of the Company is responsible for the preparation of the accompanying financial statements and for their integrity and objectivity. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Management also prepares the other information in this quarterly report and is responsible for its accuracy and consistency with the financial statements.

Management has designed what it believes are appropriate disclosure controls and procedures. These controls and procedures are designed to insure that management receives all pertinent information that may be required to be disclosed in its quarterly reports. Such information is not limited to financial data but also includes non-financial information that should be considered for disclosure.

Management has concluded that as of March 31, 2009, implementation of its structure of disclosure controls and procedures was not wholly effective in meeting their intended purposes. The most recent review of these systems, conducted as of March 31, 2009, revealed material weaknesses, which are detailed below, that could adversely affect the Company’s ability to properly and accurately record and report financial data.

The Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. Management’s assessment identified material weaknesses in the Company’s internal control over financial reporting because of ineffective controls related to computations, methodology and presentation of a limited number of non-routine complex transactions which could potentially aggregate to material misstatements in financial reporting. Management’s testing of internal controls also identified instances of significant deficiencies in internal controls pertaining to segregation of duties and independent review that existed at March 31, 2009 which when combined, were considered by management to be a material weakness.

In order to address the material weaknesses described above, the Company will take the following remedial actions:

Management added accounting staff in the first quarter of 2009 to better segregate accounting duties and to provide additional support to the financial accounting review process leading to the preparation of financial statements. Management is the process of developing and implementing procedures to ensure that the complex non-routine transactions identified in managements’ evaluation of internal controls over financial reporting have a sufficient level of review to ensure that the risk of misstatement is minimized. The Company anticipates that such procedures will be implemented throughout 2009 as the training and education of our accounting staff continues and as appropriate policies and procedures are documented and their effective implementation is tested .

Management has also remediated certain of the significant deficiencies identified in its most recent internal control evaluation. Management in the process of developing and implementing policies and procedures to insure that the remaining deficiencies are corrected in the near future.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2009 in the Company’s internal control over financial reporting that materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 1A - Risk Factors

The information in this item is not required of smaller reporting companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
31-1	Rule 13a-14(a)/15d-14(a) CEO Certification

31-2	Rule 13a-14(a)/15d-14(a) CFO Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA SAVINGS BANCORP, INC.

	By:	/s/ W. Michael Funk
May 15, 2009		W. Michael Funk
Date		President & Chief Executive Officer

	By:	/s/ Noel F. Pilon
May 15, 2009		Noel F. Pilon
Date		Senior Vice President & Chief Financial Officer