Form 10-Q
period 2009-06-30
Virginia Savings Bancorp, Inc.
filed 2009-08-19
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 19, 2009, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

VIRGINIA SAVINGS BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2009	Dec. 31, 2008
ASSETS
Cash and due from banks	$4,009,123	$3,509,491
Interest bearing deposits at other banks	4,491,668	6,767,289
Federal funds sold	1,126,000	2,067,000

Total cash and cash equivalents	9,626,791	12,343,780
Investment securities available for sale	3,920,120	5,046,563
Investment securities held to maturity (fair value of $4,510,362 and $3,020,452 at June 30, 2009 and December 31, 2008)	4,510,540	3,020,714
Loans receivable, net of allowance for loan losses of $1,440,600 and $1,375,900 at June 30, 2009 and December 31, 2008	102,008,939	102,857,617
Premises and equipment, net	5,849,744	5,768,357
Federal Home Loan Bank of Atlanta Stock, at cost	261,300	322,300
Foreclosed real estate	2,471,141	3,656,322
Real estate held for sale	533,300	533,300
Other assets	1,783,920	2,231,281

Total Assets	$130,965,795	$135,780,234

LIABILITIES AND EQUITY
Liabilities
Interest bearing deposits	$111,346,456	$118,039,571
Non-interest bearing deposits	6,638,612	5,115,286

Total Deposits	117,985,068	123,154,857
Advances from borrowers for taxes and insurance	39,333	78,268
Other liabilities	898,454	458,024

Total Liabilities	$118,922,855	$123,691,149

Equity
Preferred stock, $10.00 par (500,000 shares authorized, zero shares issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Common stock, $1.00 par (5,000,000 shares authorized; 1,899,984 shares issued and outstanding at June 30, 2009 and December 31, 2008)	1,899,984	1,899,984
Additional paid-in capital on common stock	1,266,015	1,266,015
Accumulated other comprehensive income (loss)	25,925	(54,466)
Retained earnings	7,851,016	7,977,552

Total Virginia Savings Bancorp, Inc. stockholders’ equity	11,042,940	11,089,085
Preferred stock of subsidiary	1,000,000	1,000,000

Total Equity	12,042,940	12,089,085

Total Liabilities and Equity	$130,965,795	$135,780,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months ended June 30,
	2009	2008
Interest Income
Interest and fees on loans	$3,180,693	$3,654,380
Interest and dividends on investments	109,351	373,012
Other interest income	4,248	66,627

Total Interest Income	3,294,292	4,094,019

Interest Expense
Interest on deposits	1,222,864	1,958,285
Interest on short term borrowings	51	129,148

Total Interest Expense	1,222,915	2,087,433

Net interest income	2,071,377	2,006,586
Less: Provision for loan losses	191,334	953,388

Net interest income after provision for loan losses	1,880,043	1,053,198

Non-Interest Income
Loan fees and late charges	77,372	108,934
Income from mortgage banking activities	26,658	59,643
Fees from transaction accounts	455,116	566,348
Net gain (loss) on foreclosed real estate	(1,355)	831,458
Other income	6,981	42,291

Total Non-Interest Income	564,772	1,608,674

Non-Interest Expense
Salaries and employee benefits	1,277,853	1,384,964
Director compensation	39,099	127,140
Occupancy, furniture and equipment	200,424	174,232
Professional fees	140,029	134,988
Data processing	391,783	449,938
Marketing	30,475	52,100
Foreclosed real estate	42,962	173,070
FDIC Insurance premiums	202,997	8,185
Overdraft protection plan expenses	31,102	52,145
Other	219,627	231,749

Total non-interest expense	2,576,351	2,788,511

Loss before income tax benefit	(131,536)	(126,639)
Income tax benefit	(42,500)	(65,000)

Net loss	(89,036)	(61,639)
Dividends on preferred stock of subsidiary	(37,500)	(37,500)

Net loss attributable to common shares	$(126,536)	$(99,139)

Basic and diluted loss per common share	$(0.07)	$(0.05)

Dividends declared per common share	$—	$0.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended June 30,
	2009	2008
Interest Income
Interest and fees on loans	$1,584,545	$1,768,271
Interest and dividends on investments	49,021	107,737
Other interest income	1,702	44,176

Total Interest Income	1,635,268	1,920,184

Interest Expense
Interest on deposits	572,218	904,315
Interest on short term borrowings	14	13,350

Total Interest Expense	572,232	917,665

Net interest income	1,063,036	1,002,519
Less: Provision for loan losses	151,611	878,172

Net interest income after provision for loan losses	911,425	124,347

Non-Interest Income
Loan fees and late charges	38,712	50,406
Income from mortgage banking activities	8,238	26,986
Fees from transaction accounts	243,335	288,633
Net gain (loss) on foreclosed real estate	(1,136)	831,458
Other income	5,946	39,350

Total Non-Interest Income	295,095	1,236,833

Non-Interest Expense
Salaries and employee benefits	631,562	679,971
Director compensation	19,385	63,911
Occupancy, furniture and equipment	102,849	88,377
Professional fees	74,319	67,466
Data processing	198,539	230,146
Marketing	15,000	2,075
Foreclosed real estate	26,880	173,070
FDIC Insurance premiums	176,322	4,148
Overdraft protection plan expenses	17,896	27,639
Other	129,809	112,466

Total non-interest expense	1,392,561	1,449,269

Loss before income tax benefit	(186,041)	(88,089)
Income tax benefit	(63,500)	(38,600)

Net loss	(122,541)	(49,489)
Dividends on preferred stock of subsidiary	(18,750)	(18,750)

Net loss attributable to common shares	$(141,291)	$(68,239)

Basic and diluted loss per common share	$(0.07)	$(0.04)

Dividends declared per common share	$—	$0.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Six Months ended June 30,
	2009	2008
Net loss	$(89,036)	$(61,639)

Other comprehensive income, net of taxes:
Unrealized net gains on securities available for sale, net of tax of $49,400	80,391	—

Comprehensive loss	(8,645)	(61,639)

	Three Months ended June 30,
	2009	2008
Net loss	$(122,541)	$(49,489)

Other comprehensive income, net of taxes:
Unrealized net gains on securities available for sale, net of tax of $35,600	83,125	—

Comprehensive loss	(39,416)	(49,489)

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net loss	$(89,036)	$(61,639)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	191,334	953,388
Provision for losses on foreclosed real estate	24,357	12,400
Loss (gains) on foreclosed real estate	1,355	(831,458)
Amortization (accretion) of premiums and discounts on investments	27,288	(863)
Depreciation expense	123,473	100,808
Decrease (increase) in other assets	383,334	(343,046)
Increase (decrease) in other liabilities	440,430	(173,430)

Net cash provided (used) by operating activities	1,102,535	(343,840)

Cash Flows from Investing Activities:
Maturities or call of available for sale investments	1,000,000	—
Purchases of available for sale investments	—	(11,521,465)
Purchases of held to maturity investments	(4,500,000)	—
Maturities of held to maturity investments	3,023,408	27,000,000
Principal repayments on mortgage backed securities	230,339	814
Net redemption of Federal Home Loan Bank Stock	61,000	595,000
Net (increase) decrease in loans receivable	657,344	(373,363)
Proceeds from sale of foreclosed real estate	1,173,935	1,029,658
Cash paid for improvements made on foreclosed real estate	(14,466)	(243,504)
Purchase of premises and equipment	(204,860)	(1,248,968)

Net cash provided by investing activities	1,426,700	15,238,172

Cash Flows from Financing Activities:
Net decrease in deposits	(5,169,789)	(4,760,915)
Increase (decrease) in advances from borrowers for taxes and insurance	(38,935)	56,942
Net decrease in short-term borrowings	—	(8,871,000)
Dividends paid on common stock	—	(113,999)
Dividends paid on preferred stock of subsidiary	(37,500)	(37,500)

Net cash used by financing activities	(5,246,224)	(13,726,472)

Net increase (decrease) in cash and cash equivalents	(2,716,989)	1,167,860
Cash and cash equivalents at beginning of period	12,343,780	5,040,422

Cash and cash equivalents at end of period	$9,626,791	$6,208,282

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,220,998	$2,142,930
Income taxes	—	22,100

Transfer of loans to foreclosed real estate	$—	$2,338,623
Transfer of loans held for sale to portfolio	—	5,329,374

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Virginia Savings Bancorp, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2009. The unaudited consolidated financial statements and related notes thereto presented herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2008.

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. SFAS 165 sets forth the period after the statement of financial condition date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosures that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from July 1, 2009 through August 19, 2009 the date these consolidated financial statements were issued.

Note 2 – Loss Per Share

Basic net loss per common share was computed on the weighted average number of common shares outstanding. Diluted loss per common share is computed on a weighted average basis under the “if converted” method assuming conversion as of January 1, 2009. Potential converted shares represent the conversion of the 100,000 shares of convertible preferred stock of the wholly owned subsidiary of the Company, Virginia Savings Bank, F.S.B. (“the Bank”), that is convertible in the ratio of two shares of common stock to three shares of preferred stock, or 66,666 common shares. These “if Converted” shares have been excluded from the earnings per share calculation as they would be anti-dilutive. With the exception of preferred stock dividends of subsidiary, there were no adjustments to net loss in the computation of diluted loss per common share for the three and six months ended June 30, 2009 and 2008. The following table shows the computation of basic and diluted loss per common share for the three and six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Net loss before dividends on preferred stock of subsidiary	$(89,036)	$(61,639)
Dividends on preferred stock of subsidiary	(37,500)	(37,500)

Net loss attributable to common stock	(126,536)	(99,139)

Weighted average shares outstanding	1,899,984	1,899,984

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.05)

	Three Months Ended June 30,
	2009	2008
Net loss before dividends on preferred stock of subsidiary	$(122,541)	$(49,489)
Dividends on preferred stock of subsidiary	(18,750)	(18,750)

Net loss attributable to common stock	(141,291)	(68,239)

Weighted average shares outstanding	1,899,984	1,899,984

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.04)

Note 3 – Guarantees

The Bank issues stand-by letters of credit that are unconditional commitments guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to customers. At June 30, 2009 and December 31, 2008, with consideration given to collateral and risk of default, management does not believe its exposure to these letters of credit is significant. These stand-by letters of credit were approximately $49,200 and $330,800, respectively, at June 30, 2009 and December 31, 2008 with current expiration dates through August 10, 2010. The liability under these guarantees is not material.

The Bank also issues standard representations, warranties and indemnifications in the course of selling mortgage loans and other types of loans. The Bank has not been required to act on such guarantees in the past and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

Note 4 – Investments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for the Company for interim and annual reporting periods ended June 30, 2009 and thereafter. The adoption of this FSP for the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.

Investment securities by contractual maturities at June 30, 2009 are summarized as follows:

	June 30, 2009
Investments Available for Sale at Fair Value	Within 1 Year	After 1 Year Through 5 Years	Total
Corporate Bonds	$2,375,976	$517,670	$2,893,646
Mortgage backed securities maturing:
Before June 30, 2010	598,524		598,524
After June 30, 2010	—	427,951	427,951

Total	$2,974,500	$945,621	$3,920,120

	June 30, 2009
Investments Held to Maturity at Amortized Cost	Within 1 Year	After 10 Years	Total
Certificates of deposit	$4,002,269	$—	$4,002,269
Federal Home Loan Mortgage Corp. Bond	500,000		$500,000
Mortgage backed securities	—	8,271	8,271

Total	$4,502,269	$8,271	$4,510,540

Below is a schedule of securities with unrealized gains and losses as of June 30, 2009 and December 31, 2008:

Investments Available for Sale	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Bonds	$2,875,663	$27,331	$(9,349)	$2,893,645
Mortgage backed securities	1,002,532	23,943	—	1,026,475

Total Available for Sale Investments	$3,878,195	$51,274	$(9,349)	$3,920,120

Investments Held to Maturity	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$4,002,269	$—	$—	$4,002,269
Federal Home Loan Mortgage Corp. Bond	500,000	—	—	500,000
Mortgage backed securities	8,271	—	(178)	8,093

Total Held to Maturity Investments	$4,510,540	$—	$(178)	$4,510,362

The Company’s available for sale securities held at June 30, 2009 were in unrealized gain or loss positions for twelve months or less. The Company’s held to maturity investments at June 30, 2009 included four certificates of deposit, a federal agency security that had fair values equal to their recorded costs and three mortgage backed securities with a fair value of $8,093 that have been in an immaterial unrealized loss for more than twelve months.

Investments Available for Sale	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Municipal Bond	$1,000,000	$—	$—	$1,000,000
Corporate Bonds	2,900,010	—	(83,535)	2,816,475
Mortgage backed securities	1,234,419	—	(4,331)	1,230,088

Total Investments	$5,134,429	$—	$(87,866)	$5,046,563

Investments Held to Maturity	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Certificates of deposit	$3,011,051	$—	$—	$3,011,051
Mortgage backed securities	9,663	—	(262)	9,401

Total Held to Maturity Investments	$3,020,714	$—	$(262)	$3,020,452

The Company’s available for sale securities held at December 31, 2008 were all purchased in fiscal year 2008 and therefore were in a unrealized loss position for less than 12 months. These securities consisted of one municipal bond, four corporate bonds and three mortgage backed securities. The Company’s held to maturity investments at December 31, 2008 included three certificates of deposit that had fair values equal to their recorded cost and three mortgage backed securities that had been in an unrealized position for more than 12 months.

Management evaluates securities for other than temporary impairment no less frequently than quarterly. The Company obtains security prices and debt ratings from two independent sources in order to make a determination that any decreases in fair value below recorded costs of the securities are not other than temporary impairment. Management believes that the unrealized losses noted above at June 30, 2009 were primarily the result of changes in market interest rates and not indicative of credit quality issues. There were no sales of securities in the six months ended June 30, 2009. The Company has the intent to hold the securities and does not believe it will be required to sell securities with unrealized losses before recovery occurs.

Management evaluates the Company’s restricted stock in the FHLB for impairment in accordance with Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The Company has concluded that the restricted stock investment is not impaired as of June 30, 2009.

Note 5 – Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for the Company for interim reporting periods June 30, 2009 and after. The adoption of this FSP for the quarter ended June 30, 2009 did not have any impact on the Company’s financial condition or results of operations:.

The estimated fair values of the Company’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The carrying amount is a reasonable estimate of fair value for cash, federal funds sold and interest-bearing deposits in other banks due to the short-term nature of these investments. The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities. Loans receivable were discounted using a single discount rate, comparing the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the OTS Quarterly

Interest Rate Risk Exposure Report. The fair value of demand deposits, savings accounts and money market deposits is by definition, equal to the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using market rates currently offered on deposits of similar remaining maturities. The fair value of short-term FHLB advances, all with original terms of one year or less, is the amount payable at the reporting date.

The carrying amounts for interest receivable, interest payable, and mortgage servicing rights approximate their fair value at the balance sheet date.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business, including loan commitments and letters of credit. The off-balance sheet fair values are based on fees charged for similar agreements. The liabilities related to these financial instruments do not represent material risks to the Company. The Company does not believe that these obligations will materially affect its financial condition or results of operations.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)		(In Thousands)
Financial Assets
Cash and cash equivalents	$9,627	$9,627	$12,344	$12,344
Investment securities held to maturity	4,511	4,510	3,021	3,020
Investment securities available for sale	3,920	3,920	5,047	5,047
FHLB of Atlanta stock, at cost	261	261	322	322
Loans receivable, net	102,009	105,592	102,858	104,700
Accrued interest receivable	561	561	621	621
Mortgage servicing rights	171	171	205	205

Financial Liabilities
Deposits	117,985	119,925	123,155	125,425
Accrued interest payable	6	6	4	4

Financial Instruments - Off BalanceSheet	$—	$—	$—	$—

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods for the Company for the quarter ended June 30, 2009 and after. The adoption of this FSP for the quarter ending June 30, 2009 did not have any impact on the Company’s financial condition or results of operations.

SFAS 157, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets that the Company measures at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	Level 1	Level 2	Level 3
Investments available for sale	$3,920,120	$—	$3,920,120	$—

	Dec. 31, 2008	Level 1	Level 2	Level 3
Investments available for sale	$5,046,563	$—	$5,046,563	$—

For assets that the Company measures at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	Level 1	Level 2	Level 3
Impaired loans	$3,112,443			$3,112,443
Foreclosed real estate	2,080,500			2,080,500

	Dec. 31, 2008	Level 1	Level 2	Level 3
Impaired loans	$247,230			$247,230
Foreclosed real estate	1,305,878			1,305,878

The following valuation techniques were used to measure the fair value of assets in the table.

The Company reviews its available for sale investment securities portfolio on a quarterly basis to evaluate the fair value of these investments. The Company obtains price quotes for securities with comparable financial characteristics and maturities from two third party sources, and are therefore included as Level 2 fair values.

Loans included in the above table are those which were accounted for under SFAS Number 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), under which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $3,458,143 and $527,230 less their valuation allowances of $345,700 and $280,000 at June 30, 2009 and December 31, 2008, respectively, as determined under SFAS 114. Additional provision for loan losses on these impaired loans for the three and six months ended June 30, 2009 were $169,100, and $187,000, respectively.

Fair values of foreclosed real estate were based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds upon disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of foreclosed real estate of $2,236,366 and $1,682,221 at June 30, 2009 and December 31, 2008, respectively, less net valuation allowances of $155,866 at June 30, 2009 and $376,343 at December 31, 2008. The Company recognized net adjustments to the carrying value of real estate owned of $12,500 and $24,357, respectively that is included in earnings for the three and six months ended June 30, 2009.

Note 6 – Preferred Stock of Subsidiary

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which requires non-controlling interests (previously referred to a minority interests) to be treated as a separate component of equity. SFAS No. 160 was effective for periods beginning on or after December 15, 2008. Earlier application was prohibited. SFAS No. 160 applies to the Series A preferred stock of the Bank. SFAS No. 160 is applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to re-classify non-controlling interest in equity, attribute net income and other comprehensive income to non-controlling interest, and provide other disclosures required by SFAS No. 160. The following table presents the effect of adoption of SFAS No. 160 on the statement of financial condition.

	January 1, 2009	Adjustments	January 1, 2009
	(as reported)		(restated)
Total stockholders’ equity	$11,089,085	$—	$11,089,085
Preferred stock of subsidiary	—	1,000,000	1,000,000

Total Equity	$11,089,085	$1,000,000	$12,089,085

Note 7 - New Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”), by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R.) This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities revised December 2003 — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe that the adoption of SFAS 167 will have a material effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Note 7 - Reclassifications

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2009.

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

FASB 114, Accounting by Creditors for Impairment of a Loan, provides guidelines for the valuation of impaired loans. More extensive guidelines have been published by bank regulatory bodies. The latter provide for the classification of problem loans as sub-standard, doubtful and loss. There is also a regulatory special mention category for performing loans that are the subject of heightened management concern as potential problem loans.

It is the Bank’s general policy to place loans in a non-accrual status when they become 90 days delinquent. Loans may, however, be placed in a non-accrual status regardless of their term of delinquency if the borrower exhibits signs of financial distress or if the collateral property decreases in value significantly below the loan balance. As of June 30, 2009, the Bank evaluated loans for impairment that were:

1.	In a non-accrual status,

2.	Accruing and were included in the Bank’s classified assets, and

3.	That were not in either of the two categories above but were classified as restructured troubled debt.

The Bank has provided specific loan loss allowances against these loans that totaled $345,700. No specific allowances were required on the remaining loans because management believes they have collateral values that exceed the related loan balances.

Under FASB Statement No. 5, Accounting for Contingencies (“FASB 5”), loan loss allowances on large groups of homogeneous loans are provided based upon the Bank’s historical loss experience for similar types of loans. As part of its loan loss analysis under FASB 5, management also considers qualitative factors including concentrations of credit and current economic conditions as they may impact borrowers’ ability to meet their financial obligations.

Management identified four classifications of loans that represent high concentrations of credit. Three of these credit concentration areas fall in a range of 100% to 200% of equity. These loan products are home equity lines of credit, balloon loans, non-residential real estate loans and builder construction loans. Loans to builders for the speculative construction of homes were $3.7 million at June 30, 2009 and are less than equity. Home equity lines of credit and balloon loans are collateralized by residential one-to-four family properties and had balances of approximately $13.1 million and $36.5 million, respectively, at June 30, 2009. Non-residential real estate loans approximated $19.4 million at June 30, 2009.

During its most recent evaluation of the adequacy of the Company’s loan allowances conducted as of June 30, 2009, management concluded that the factors applied to performing loans to derive loss allowances were adequate as of end of the current quarter. We reached that conclusion after considering that balances in high concentration credit areas are diminishing, particularly in builder construction loans, and that there has not been a significant change in environmental factors since the previous evaluation as of March 31, 2009.

Management believes that as of June 30, 2009, the loan loss allowances provided are adequate to absorb the losses inherent in the Bank’s loan portfolio. We, however, caution that continued deterioration of real estate values and general economic conditions may result in the need for further additions to loan loss allowances if collateral values fall below loan balances on non-performing loans, and if home builders and other large borrowers who depend upon sales of real estate properties for repayment of their loans do not realize sufficient cash flows to repay their loans in full when they become due.

While management segments the loan portfolio into several categories for purposes of evaluating the adequacy of loan loss allowances and makes tentative allocations of these allowances to specific loan products, all general loss reserves are available to absorb losses from any sector of the loan portfolio.

The Company evaluates the fair value of foreclosed real estate. Such evaluations are based upon observable market values of comparable properties obtained through appraisals when available.

In the absence of adequate appraisal values, the properties are valued using the discounted present value of the anticipated future cash flows. In addition to the appraisal values, the Bank considers costs which may be necessary to make the property saleable, and selling costs to dispose of the property. The net realizable values derived through this process are measured against the recorded book value of the loan. The Bank records foreclosed real estate at fair value less estimated disposal costs at the foreclosure date. If the fair value of the foreclosed real estate exceeds the related loan balance at the date of foreclosure, the positive valuation adjustment is recorded as a credit to other income. If the fair value of the foreclosed real estate is less than the related loan balance at the date of foreclosure, the negative valuation adjustment is recorded as a charge against the loan loss allowance. Subsequent to the initial recording at fair value, foreclosed real estate properties are carried at the lower of cost or fair value and are evaluated for impairment not less frequently than quarterly after the initial evaluation is performed at the time of acquisition. Any increase to the allowance for losses on foreclosed real estate made after the initial valuation is recorded as an expense. For the three and six months ended June 30, 2009, the allowance for losses on foreclosed real estate increased $12,500 and $24,357, respectively.

The Company reviews its investment securities portfolio on a quarterly basis to identify and evaluate investments that have indications of possible other than temporary impairment. The determination of whether or not other than temporary impairment exists is a matter of judgment. Management considers the current economic conditions, the length of time and extent to which fair value has been less than cost, interest rates, and the bond rating of each security. All of the securities are highly rated as investments grade and management does not believe that it will incur any losses. Such securities are written down to their fair value when there is impairment in value that is other than temporary. The Company has the ability and intent to hold the investment securities for a period of time sufficient to allow for any anticipated recovery in market value, and does not believe it is more likely than not that it will have to sell the securities before recovery occurs. At June 30, 2009, the Company’s held to maturity investment securities had a fair value that approximates book value.

The Company’s available for sale investment securities had a fair value of approximately $41,900 above book value. An unrealized gain of $134,900 was recorded in the current quarter as an increase to the securities’ carrying value with an offset to accumulated other comprehensive income. The $41,900 accumulated gain, net of a $16,000 provision for income taxes, is a component of equity.

Overview of Performance

Virginia Savings Bancorp, Inc. is a holding company incorporated in Virginia and headquartered in Front Royal, Virginia. The Company’s banking subsidiary is Virginia Savings Bank, FSB.

The Company recorded a net loss of $126,500 attributable to common shareholders for the first half of 2009. This compares to an $99,100 loss for the same period in 2008. During the current quarter the Company recorded a $191,300 provision to its loss allowance accounts and a $12,500 provision for losses on foreclosed real estate The Company’s net interest income for the first half of 2009 increased $ 64,800 over first half 2008.

Financial Condition

At June 30, 2009, the total assets of the Company were $131.0 million, a decrease of $4.8 million since December 31, 2008. Significant decreases occurred in several areas; cash and cash equivalents decreased $2.7 million, loans receivable decreased $848,700, and foreclosed real estate decreased $1.1 million.

Deposits decreased $5.2 million during the six months ended June 30, 2009. Core deposit accounts, primarily checking and passbook savings accounts, increased $3.7 million from December 31, 2008 to June 30, 2009. Certificate of deposit accounts decreased $8.9 million during the same time period. At June 30, 2009 and December 31, 2008, the Company had no short-term borrowings.

Asset Quality

Asset quality has been an area requiring considerable attention from management since early in 2008. At the end of the current quarter, the Bank had $10.6 million of classified assets including $2.5 million of foreclosed real estate. Management takes a proactive approach to problem asset resolution and is aggressive in identifying and foreclosing when necessary on impaired loans. As a consequence, we foreclosed upon $3.1 million of real estate loans during the year ended December 31, 2008 but did not have to foreclose upon any loans during the first half of 2009. Non-accrual loans were approximately $2.0 million at December 31, 2008 and are currently $3.6 million. Management believes that it has identified all problem loans in loans receivable as of June 30, 2009 and has provided adequate loan loss allowances for potential losses inherent in the loan portfolio. In making this statement, we must caution that we are in a period of great uncertainty regarding the economic and financial conditions nationally and in the Company’s market area. Today’s well-performing loan may eventually become a problem asset.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The Company recorded a loss attributable to common shareholders of $126,500 for the six months ended June 30, 2009, an increase of $27,400 from the $99,100 loss, for the same period in 2008. Net interest income increased $64,800 from the same period last year. Non-interest income decreased $1,043,900. Non-interest expenses decreased $212,200.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 1 below presents, for the six months ended June 30, 2009 and 2008, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 2 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet Dollars in thousands						Table 1

	For The Six Months Ended June 30,
	2009			2008
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$102,958	$3,181	6.18%	$111,865	$3,654	6.53%
Investment securities (2)	8,046	109	2.71%	21,413	356	3.33%
Other interest earning assets (3)	6,934	4	0.12%	576	67	23.26%
FHLB stock	291	—	0.00%	3,697	17	0.92%

Total Interest Earning Assets	$118,229	$3,294	5.57%	$137,551	$4,094	5.95%

Other Assets
Cash and due from banks	3,102			5,579
Premises and equipment, net	5,881			5,171
Accrued interest receivable	584			710
Foreclosed real estate	3,382			1,094
Branch building held for sale	533			—
Mortgage servicing rights	195			233
Other assets	1,045			18

Total Other Assets	14,722			12,805

Total Assets	$132,951			$150,356

Interest-Bearing Liabilities
Checking accounts	$21,313	$25	0.23%	$20,511	$66	0.64%
Money market accounts	1,705	3	0.35%	2,072	8	0.77%
Savings accounts	19,785	82	0.83%	18,111	134	1.48%
Certificates of deposit	70,766	1,113	3.15%	82,742	1,750	4.23%
Short term borrowings	13	—	0.00%	5,606	129	4.60%

Total Interest-Bearing Liabilities	$113,582	$1,223	2.15%	$129,042	$2,087	3.23%

Non-interest bearing deposits	$6,880			$7,503
Other liabilities	368			596
Preferred stock of subsidiary	1,000			1,000
Stockholders’ Equity (4)	11,121			12,215

Total Liabilities and Stockholders’ Equity	$132,951			$150,356

Net Interest Income/Spread		$2,071	3.42%		$2,007	2.72%

Net interest margin			3.50%			2.92%

(1)	Includes non-accrual loans.
(2)	Includes mortgage backed securities.
(3)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2008, this balance was significantly less than the interest earning balances at our correspondent bank because of float.
(4)	Average balances are based on average daily balances except for Stockholders’ Equity which is computed on month end balances.

Analysis of Change in Net Interest Income (Dollars in thousands)	Table 2

	Six Months Ended June 30, 2009 vs 2008 Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income On:
Loans Receivable	$(291)	$(198)	$16	$(473)
Investments Securities	(222)	(65)	40	(247)
Other Interest Earning Investments	58	(65)	(56)	(63)
FHLB Stock	—	(17)	—	(17)

	(164)	(147)	(16)	(327)

Total Interest Earning Assets	$(455)	$(345)	$0	$(800)

Interest-Bearing Liabilities
Checking Accounts	$(16)	$(33)	$8	$(41)
Money Market	(1)	(5)	1	(5)
Savings Accounts	12	(59)	(5)	(52)
Certificates of Deposit	(253)	(449)	65	(637)
Short term borrowings	(129)	—	—	(129)

Total Interest Bearing Liabilities	$(387)	$(546)	$69	$(864)

Net Interest Income	$(68)	$201	$(69)	$64

Net interest income increased $64,000 from the first half of 2008 to the first half of 2009. This is net of an $800,000 decrease in interest income and a decrease of $865,000 in interest expense.

Interest on loans receivable decreased $473,000 for the six months year-to-date (“YTD”) ended June 30, 2009 from the same period in 2008. Table 2 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 1, decreased by $8.9 million from 2008 to 2009, while the average yield on loans receivable decreased by 35 basis points. Loans receivable had an average yield of 6.18% for the first half of 2009, which is down from 6.53% in first half of 2008. The data in Table 2 indicates that the lower average volume of loans outstanding during the first half of 2009 decreased interest income by $291,000, and that lower interest rates decreased income by $198,000.

Interest and dividend income on investments decreased by $327,000 for the six months YTD in 2009 versus the six months YTD in the 2008. Interest income on investment securities decreased by $247,000 in the six months ended June 30, 2009 from the six months ended June 30, 2008 due to a lower average balance outstanding in the first half of 2009 and a decrease in the average interest rate. The average balance of investment securities decreased by $13.4 million in the first half of 2009 from the same period in 2008, and the average rate decreased by 62 basis points. The remaining sources of dividend and interest income decreased $80,000 which was primarily rate driven. Late in the first quarter of 2009, the Federal Home Loan Bank of Atlanta (“ FHLB”) announced that it suspended dividend payments on its capital stock until further notice. The Bank’s overall yield on interest earning assets was 5.57% in 2009, a 38 basis point decrease from the 5.95% achieved in 2008.

Interest expense decreased $864,000 in the first half of 2009 from the first half of 2008. The decrease in interest expense was primarily caused by a $637,000 decrease in interest on certificates of deposit and a $129,000 decrease in interest on short-term borrowings. The average balance of certificates of deposit decreased by $12.0 million in the first half of 2009 compared to the same period in 2008, and the average interest rate decreased 108 basis points. These changes resulted in a $253,000 decrease in interest expense due to the decreased volume of accounts outstanding and a $449,000 decrease in interest expense due to lower interest rates paid. Interest on transaction accounts decreased $98,000 and was primarily rate driven. The Company’s use of borrowings was extremely limited in 2009. The $129,000 decrease in interest expense for the first half of 2009 was entirely volume driven.

The Company’s overall cost of interest bearing liabilities decreased 108 basis points in the first half of 2009 versus the first half of 2008, decreasing from 3.23% in 2008 to 2.15% in 2009.

The Company made a $191,300 provision for loan losses for the six ended June 30, 2009 as compared to a $953,400 provision for loan losses in the six months ended June 30, 2008. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $191,300 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total other income decreased $1,043,900 from the six months YTD ended June 30, 2008 to the same period in 2009.

Loan fees and late charges decreased $31,600, or 29.0% from first half 2008 to first half 2009. This decrease was due to a $29,300 decrease in fees for short-term loan extensions. All other fees decreased a net amount of $2,300.

Income from mortgage banking activities decreased $33,000, or 55.3%. Fees for loans originated on behalf of a correspondent decreased $11,600. In addition, loan servicing fees decreased $5,900 and amortization of mortgage servicing rights, an offset to income, increased by $11,600.

Fees from transaction accounts decreased 19.6% or $111,200 from first half 2008 to first half 2009 primarily due to an $83,300 decrease in insufficient fund fees. ATM fees decreased $11,700 from first half 2008. All other transaction account fees decreased a net amount of $16,200 in the current period compared to the same period in 2008. Anecdotal evidence from customer comments indicate that they are managing their financial affairs more carefully to avoid deposit account fees because of their concerns about the economy.

Net gains on foreclosed real estate were $831,500 in first half 2008 compared to a $1,300 loss in 2009. The large gain in 2008 was the result of unique circumstances in which the Company recognized a positive valuation adjustment of approximately $889,000 on foreclosed real estate properties. In first half 2009, three foreclosed real estate properties were sold at an approximate breakeven.

Other income decreased $35,300 from first half 2008 to first half 2009. Income received from Bankers Title Company, that decreased $33,700, was exceptionally high in 2008 because of an equity distribution received as the result of payment of entrance fees by new investors in the prior year.

Non-interest expenses decreased $212,200, or 7.6%, in the first half of 2009 compared to the first half of 2008. Management instituted a cost-cutting program in 2008, the effects of which are reflected in the Company’s first half 2009 results. Most controllable expense categories are reduced from their first half 2008 levels. An increase in FDIC insurance premiums for first half of 2009 of $194,800 significantly affected the cost reductions otherwise achieved by the Company.

Salaries and employee benefits decreased $107,100, or 7.7%, in the first half 2009 from the first half of 2008. Salaries decreased $79,000 and group insurance benefits decreased $19,900. Effective January 1, 2009, the salaries of all employees of the Company were reduced approximately 5% as a temporary cost savings measure until a return to profitable operations is achieved. The Company selected a new insurance company to provide group health insurance for employees at a lower cost than that available from the previous insurance company. All other compensation related expense are reduced a net amount of $8,200.

Directors’ fees and expenses decreased $88,000, or 69.2%, in the first half of 2009 from the first half of 2008 due to the implementation of a lower cost insurance benefit plan that reduced insurance premiums by $80,500, and a reduction in meeting fees totaling $10,100.

Data processing expenses decreased $58,200, or 12.9%, in the first half 2009 from the first half of 2008 primarily due to a $42,700 decrease in deposit account servicing costs and a $9,500 decrease in data communication costs. All other data processing expense increased a net amount of $6,000.

Marketing expenses decreased $21,600, or 41.5% in the first half of 2009 from the first half of 2008. As part of its cost reduction efforts, management assessed its marketing needs and significantly reduced its advertising plans and reduced its marketing expenses accordingly

Occupancy, furniture and equipment expense increased $26,200, or 15.0%, in the first half 2009 from the first half of 2008 primarily due to a $15,900 increase in building depreciation expense and a $10,000 increase in utilities expense related to the opening of a new branch in July, 2008.

Foreclosed real estate expense decreased $130,100, or 75.2%, in the first half 2009 from the first half of 2008. In 2008, significant expenses were incurred as the result of foreclosures conducted on several properties. In 2009, there was no foreclosure activity. The 2009 expenses incurred were for the payment of real estate taxes and the maintenance and protection of existing foreclosed real estate properties.

FDIC insurance premiums increased by $194,800 in the first half 2009 from the first half of 2008. In the current year, the FDIC imposed a special assessment on all financial institutions which was approximately $60,000 for the Bank. The remainder of the increase is due to higher regular assessments imposed by the FDIC in 2009 versus 2008, and a catch up of the accrual as of June 30, 2009.

Overdraft protection plan expenses decreased by $21,000 in the first half 2009 from the first half of 2008. This decrease is related to the reduction in insufficient fund fee income.

Income tax benefit for the first half of 2009 was $42,500, a decrease of $22,500 from the first half of 2008’s income tax benefit of $65,000. The effective tax benefit rate for the six months YTD in 2009 was 32.3% versus 51.3% in the same period in 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The Company recorded a loss attributable to common shareholders of $141,300 for the quarter ended June 30, 2009, an increase of $73,100 from the $68,200 net loss, for the same period in 2008. Net interest income increased $60,500 from the same period last year. Non-interest income decreased $941,700. Non-interest expenses decreased $56,700.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 3 below presents, for the three months ended June 30 2009 and 2008, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 4 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet Dollars in thousands						Table 3

	For The Three Months Ended June 30,
	2009			2008
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$102,608	$1,584	6.17%	$111,359	$1,768	6.35%
Investment securities (2)	8,118	49	2.41%	12,015	103	3.43%
Other interest earning assets (3)	6,440	2	0.12%	353	44	49.86%
FHLB stock	262	—	0.00%	5,765	5	0.35%

Total Interest Earning Assets	$117,428	$1,635	5.57%	$129,492	$1,920	5.93%

Other Assets
Cash and due from banks	3,031			7,207
Premises and equipment, net	5,909			5,466
Accrued interest receivable	674			647
Foreclosed real estate	3,242			1,601
Branch building held for sale	533			—
Mortgage servicing rights	188			228
Other assets	888			269

Total Other Assets	14,465			15,418

Total Assets	$131,893			$144,910

Interest-Bearing Liabilities
Checking accounts	$21,522	$13	0.24%	$21,977	$37	0.67%
Money market accounts	1,732	1	0.23%	2,072	4	0.77%
Savings accounts	20,226	41	0.81%	18,535	70	1.51%
Certificates of deposit	68,594	517	3.01%	80,101	793	3.96%
Short term borrowings	7	0	0.00%	1,083	13	4.80%

Total Interest-Bearing Liabilities	$112,081	$572	2.04%	$123,768	$917	2.96%

Non-interest bearing deposits	$7,216			$7,647
Other Liabilities	520			363
Preferred stock of subsidiary	1,000			1,000
Stockholders’ Equity (4)	11,076			12,132

Total Liabilities and Stockholders’ Equity	$131,893			$144,910

Net Interest Income/Spread		$1,063	3.53%		$1,003	2.97%

Net interest margin			3.62%			3.10%

(1)	Includes non-accrual loans.
(2)	Includes mortgage backed securities.
(3)	The yield on other interest earning assets is computed using average daily general ledger balances. Due to the Bank’s issuance of large dollar amounts of cashier checks in 2008, this balance was significantly less than the interest earning balances at our correspondent bank because of float.
(4)	Average balances are based on average daily balances except for Stockholders’ Equity which is computed on month end balances.

Analysis of Change in Net Interest Income (Dollars in thousands)				Table 4
	Quarters Ended June 30, 2009 vs 2008 Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income On:
Loans Receivable	$(139)	$(49)	$4	$(184)
Investments Securities	(33)	(30)	9	(54)
Other Interest Earning Investments	5	(42)	(5)	(42)
FHLB Stock	—	(5)	—	(5)

	(28)	(77)	4	(101)

Total Interest Earning Assets	$(167)	$(126)	$8	$(285)

Interest-Bearing Liabilities
Checking Accounts	$(10)	$(20)	$6	$(24)
Money Market	(1)	(2)	—	(3)
Savings Accounts	6	(32)	(3)	(29)
Certificates of Deposit	(114)	(189)	27	(276)
Short term borrowings	(13)	—	—	(13)

Total Interest Bearing Liabilities	$(132)	$(243)	$30	$(345)

Net Interest Income	$(35)	$117	$(22)	$60

Net interest income increased $60,000 from the second quarter of 2008 to the second quarter of 2009. This is the net of a $285,000 decrease in interest income and a decrease of $345,000 in interest expense.

Interest on loans receivable decreased $184,000 in the quarter ended June 30, 2009 from the quarter ended June 30, 2008. Table 4 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 3, decreased by $8.8 million from 2008 to 2009, while the average yield on loans receivable decreased by 18 basis points. Loans receivable had an average yield of 6.17% for the first quarter of 2009, which is down from 6.35% in second quarter of 2008. The data in Table 4 indicates that the lower average volume of loans outstanding during the first quarter of 2009 decreased interest income by $139,000, and that lower interest rates decreased income by $49,000.

Interest and dividend income on investments decreased by $101,000 in the quarter ended June 30, 2009 from the quarter ended June 30, 2008. Interest income on investment securities decreased by $54,000 in the quarter ended June 30, 2009 from the quarter ended June 30, 2008 due to a lower average balance outstanding in the second quarter of 2009 and a decrease in the average interest rate. The average balance of investment securities decreased by $3.9 million in the second quarter of 2009 from the same period in 2008, and the average rate decreased by 102 basis points. Interest income on other interest earning investments decreased $42,000, which was primarily rate driven. Late in the first quarter of 2009, the Federal Home Loan Bank of Atlanta (“ FHLB”) announced that it suspended dividend payments on its capital stock until further notice. The Bank’s overall yield on interest earning assets was 5.57% in 2009, a 36 basis point decrease from the 5.93% achieved in 2008.

Interest expense decreased $345,000 in the quarter ended June 30, 2009 from the quarter ended June 30, 2008. The decrease in interest expense was primarily caused by a $276,000 decrease in interest on certificates of deposit and a $13,000 decrease in interest on short-term borrowings. The average balance of certificates of deposit decreased by $11.5 million in the second quarter of 2009 compared to the same quarter in 2008, and the average interest rate decreased 95 basis points. These changes resulted in a $114,000 decrease in interest expense due to the decreased volume of accounts outstanding and a $189,000 decrease in interest expense due to lower interest rates paid. Interest on transaction accounts decreased $56,000. The decrease in interest on transaction accounts was primarily rate driven. The Company’s use of borrowings was extremely limited in 2009. The $13,000 decrease in interest expense for the second quarter of 2009 was entirely volume driven.

The Company’s overall cost of interest bearing liabilities decreased 92 basis points in the second quarter of 2009 versus the second quarter of 2008, decreasing from 2.96% in 2008 to 2.04% in 2009.

The Company made a $151,600 provision for loan losses for the three months ended June 30, 2009 as compared to a $878,200 provision for loan losses in the three months ended June 30, 2008. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $151,600 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total other income decreased $941,700 from the quarter ended June 30, 2008 to the same period in 2009.

Loan fees and late charges decreased $11,700, or 23.2%, from second quarter, 2008 to second quarter 2009. This decrease was due to a $11,400 decrease in fees for short-term loan extensions. All other fees decreased a net amount of $300.

Income from mortgage banking activities decreased $18,700, or 69.5%. Loan servicing fees decreased $3,400 and amortization of mortgage servicing rights, an offset to income, increased by $14,200.

Fees from transaction accounts decreased 15.7% or $45,300, from second quarter 2008 to second quarter 2009 primarily due to a $34,200 decrease in insufficient fund fees. All other transaction account fees decreased a net amount of $11,100 in the current period from the same period in 2008.

Net gains on foreclosed real estate were $832,600 in second quarter 2008 compared to a $1,100 loss in 2009. The large gain in 2008 was the result of unique circumstances in which the Company recognized a positive valuation of approximately $889,000 on foreclosed real estate properties. In second quarter 2009, three foreclosed real estate properties were sold at an approximate breakeven.

Other income decreased $33,400 from second quarter 2008 to second quarter 2009. Income received from Bankers Title Company, that decreased $31,200, was exceptionally high in 2008 because of an equity distribution received.

Non-interest expenses decreased $56,700 in the second quarter of 2009 compared to the second quarter of 2008. Management instituted a cost-cutting program in 2008, the effects of which are reflected in the Company’s first quarter 2009 results. Most controllable expense categories are reduced from their second quarter 2008 levels. An increase in FDIC insurance premiums for second quarter of 2009 of $172,200 significantly affected the cost reductions otherwise achieved by the Company.

Salaries and employee benefits decreased $48,400, or 7.1%, in second quarter 2009 from the second quarter of 2008. Salaries decreased $37,000 and group insurance benefits decreased $11,000. Effective January 1, 2009, the salaries of all employees of the Company were reduced approximately 5% as a temporary cost savings measure until a return to profitable operations is achieved. The Company selected a new insurance company to provide group health insurance for employees at a lower cost than that available from the previous insurance company. All other compensation related expense are reduced a net amount of $400.

Directors’ fees and expenses decreased $44,500, or 69.7%, in the second quarter 2009 from the second quarter of 2008 due to the implementation of a lower cost insurance benefit plan that reduced insurance premiums by $40,300, and a reduction in meeting fees totaling $3,200.

Data processing expenses decreased $31,600, or 13.7%, in the second quarter 2009 from the second quarter of 2008 primarily due to a $24,500 decrease in deposit account servicing costs and a $9,200 decrease in data communication costs. All other data processing expense increased a net amount of $2,100.

Marketing expenses increased $12,900 in second quarter 2009 from second quarter 2008. As part of its cost reduction efforts, in second quarter 2008, management assessed its marketing needs and significantly reduced its advertising plans and reversed previously accrued marketing expenses.

Professional fees increased $6,900 in the second quarter of 2009 from the second quarter of 2008. The increase is related to a $16,000 increase in audit and tax services expense that was offset by decreased legal and other professional service fees.

Foreclosed real estate expense decreased $146,200 in the second quarter of 2009 from the second quarter of 2008. In 2008, significant expenses were incurred as the result of foreclosures conducted on several properties. In 2009, there was no foreclosure activity. The 2009 expenses incurred were for the payment of real estate taxes and the maintenance and protection of existing foreclosed real estate properties.

FDIC insurance premiums increased by $172,200 in the second quarter of 2009 from the second quarter of 2008. In the current year, the FDIC imposed a special assessment on all financial institutions which was approximately $60,000 for the Bank. The remainder of the increase is due to higher regular assessments imposed by the FDIC in second quarter 2009 versus second quarter 2008, and a catch up of the accrual as of June 30, 2009.

Overdraft protection plan expenses decreased by $9,700 in second quarter 2009 from second quarter of 2008. This decrease is related to the reduction in insufficient fund fee income.

Other expenses increased $17,300 in second quarter 2009 from second quarter of 2008 due to a delayed billing of general insurance premiums.

Income tax benefit for the second quarter of 2009 was $63,500, an increase of $24,900 over the second quarter of 2008’s income tax benefit of $38,600. The effective tax benefit rate for the three months ended June 30, 2009 was 34.1% versus 43.8% for the same period in 2008.

Liquidity and Capital Resources

At June 30, 2009, the Company had approximately $9.6 million of liquid assets in the form of cash and cash equivalent investments. The Company also has $3.9 million of investment securities that are classified as available for sale and $4.5 million of investments classified as held to maturity. $4.0 million dollars of the held to maturity investments have short-term maturities. As of June 30, 2009, the Company has pledged $500,000 of held to maturity US agency bonds as collateral for public deposits of Virginia counties.

The Company has approximately $29.4 million of pre-approved credit from the FHLB with funding available on a same day basis and did not have any borrowings outstanding against this line of credit at June 30, 2009.

The Company’s current liquidity position is more than adequate to meet its lending needs and to fund potential customer withdrawals from deposit accounts.

At June 30, 2009, the Company’s common equity was equal to 8.4% of total assets and is essentially unchanged from 8.2% at December 31, 2008. Total equity decreased by $46,100 during the first half of 2009. This is the net of a $89,000 operating loss plus $37,500 of dividend payments, less a $80,400 decrease in other comprehensive loss.

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

One of these areas is accounting for properties acquired through foreclosure. GAAP indicates that these properties should be accounted for at their fair value on the foreclosure date and at the lower of cost or fair value thereafter. OTS RAP specifies that they be reported at the lower of their historical cost or their fair value. Application of RAP to the Bank’s accounting for real estate acquired through foreclosure initially resulted in approximately $603,000 less in prior period earnings and tangible capital, as reported to the OTS than the amounts determined under GAAP. During the quarter ended June 30, 2009, one of the foreclosed real estate properties affecting this difference was sold. The current difference between GAAP and Rap is approximately $452,000. This difference between GAAP and RAP will continue to exist until the Bank disposes of the remaining properties. Table 5 reflects the $452,000 lower amount of capital reported to OTS. In addition to this accounting difference, the financial information reported to the OTS is for the Bank only. The Company is not subject to minimum capital requirements under OTS regulations.

Actual and required regulatory capital requirements at June 30, 2009 and December 31, 2008 follow:

Capital Position	Virginia Savings Bank, F.S.B.	Table 5

	Capital Amounts		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
June 30, 2009
Tangible (1)	$11,343,951	8.67%	$1,962,846	1.50%	N/A	N/A
Tier I (2)	10,343,951	10.22%	N/A	N/A	$6,071,611	6.00%
Core (1)	10,343,951	7.90%	5,234,257	4.00%	6,542,821	5.00%
Total (2)	12,437,851	12.29%	8,095,481	8.00%	10,119,351	10.00%

Dec. 31, 2008
Tangible (1)	$11,241,354	8.31%	$2,028,085	1.50%	N/A	N/A
Tier I (2)	10,241,354	9.73%	N/A	N/A	$6,314,006	6.00%
Core (1)	10,241,354	7.57%	5,408,227	4.00%	6,760,284	5.00%
Total (2)	12,337,254	11.72%	8,418,675	8.00%	10,523,343	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

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

The Bank had outstanding commitments to make mortgage loans secured by real property, exclusive of the undisbursed portion of loans in process, of approximately $660,000 at June 30, 2009, all of which expire within one year. Loans in process represent the undisbursed portion of construction loans already on the Bank’s books. Disbursements are made at each stage of the construction process after an inspection by a qualified real estate appraiser. At June 30, 2009, the Bank had loans in process commitments of approximately $895,000 that expire within nine months.

The Bank also issues stand-by letters of credit that are unsecured conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements. At June 30, 2009, the Bank had $49,200 of stand-by letters of credit outstanding with expiration dates through August 10, 2010.

Lines of credit are loan commitments to individuals and companies that have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Company, at June 30, 2009, had secured lines of credit with available balances of $11.7 million and unsecured lines of credit with available balances of $1.2 million. Many of these commitments are expected to expire without being fully drawn down. The total commitment amounts do not therefore necessarily represent future cash requirements.

The risks involved in these off-balance sheet arrangements are essentially the same as those involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition as of June 30, 2009 as a liability for credit loss due to off-balance sheet arrangements. Management does not anticipate any difficulties in funding these commitments.

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

Management has concluded that as of June 30, 2009, implementation of its structure of disclosure controls and procedures was not wholly effective in meeting their intended purposes. The most recent review of these systems, conducted as of June 30, 2009, indicated material weaknesses, which are detailed below, that could adversely affect the Company’s ability to properly and accurately record and report financial data.

The Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. Management’s assessment identified material weaknesses that existed as of the previous quarter end, and which continue to exist as of June 30, 2009, in the Company’s internal control over financial reporting because of ineffective controls related to computations, methodology and presentation of a limited number of non-routine complex transactions which could potentially aggregate to material misstatements in financial reporting. Management’s assessment of internal controls also identified instances of significant deficiencies in internal controls pertaining to segregation of duties and independent review that existed at March 31, 2009, and which continue to exist as of June 30, 2009, which when combined, are considered by management to be a material weakness in internal controls.

The Company has taken the following actions to address the material weaknesses described above:

Management added accounting staff in the first quarter of 2009 to better segregate accounting duties and to provide additional support to the financial accounting review process leading to the preparation of financial statements. Management developed policies and procedures to ensure that the complex non-routine transactions identified in managements’ evaluation of internal controls over financial reporting have a sufficient level of review to ensure that the risk of misstatement is minimized. The Company anticipates that such policies and procedures will continue to be improved throughout 2009 as the training and education of our accounting staff continues. No activity has occurred during the six months ended June 30, 2009 with regard to the non-routine complex transactions which previously caused material weaknesses, therefore, there has been no opportunity to test the effectiveness of the control system improvements. Until the corrective measures are fully tested and validated, the related internal control systems will continue to be deemed as having material weaknesses.

Management has also implemented changes in control policies and procedures as of June 30, 2009, to correct the majority of the significant deficiencies identified during its March 31, 2009 internal control evaluation. Testing of the revised control policies and procedures did not commence until after the date of these consolidated financial statements, therefore, these significant deficiencies continue to constitute a material weakness in internal controls taken as a whole.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2009 in the Company’s internal control over financial reporting that materially affected, or which are reasonably likely to affect, the Company’s internal control over financial reporting.

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

VIRGINIA SAVINGS BANCORP, INC.

	By:	/s/ W. Michael Funk
August 19, 2009		W. Michael Funk
Date		President & Chief Executive Officer

	By:	/s/ Noel F. Pilon
August 19, 2009		Noel F. Pilon
Date		Senior Vice President & Chief Financial Officer