Form 10-Q
period 2009-09-30
Virginia Savings Bancorp, Inc.
filed 2009-11-16
CIK 1396712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, there were issued and outstanding 1,899,984 shares of the registrant’s common stock.

VIRGINIA SAVINGS BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

PART I - FINANCIAL INFORMATION

Item  1 - Financial Statements

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	Sept. 30, 2009	Dec. 31, 2008
ASSETS
Cash and due from banks	$2,972,297	$3,509,491
Interest bearing deposits at other banks	5,272,949	6,767,289
Federal funds sold	1,911,000	2,067,000

Total cash and cash equivalents	10,156,246	12,343,780
Investment securities available for sale	3,748,827	5,046,563
Investment securities held to maturity (fair value of $2,007,437 and $3,020,452 at September 30, 2009 and December 31, 2008)	2,007,340	3,020,714
Loans receivable, net of allowance for loan losses of $1,373,300 and $1,375,900 at September 30, 2009 and December 31, 2008	99,930,211	102,857,617
Premises and equipment, net	5,811,963	5,768,357
Federal Home Loan Bank of Atlanta Stock, at cost	261,300	322,300
Foreclosed real estate	2,542,041	3,656,322
Real estate held for sale	533,300	533,300
Other assets	1,797,552	2,231,281

Total Assets	$126,788,780	$135,780,234

LIABILITIES AND EQUITY
Liabilities
Interest bearing deposits	$108,468,661	$118,039,571
Non-interest bearing deposits	5,635,334	5,115,286

Total Deposits	114,103,995	123,154,857
Advances from borrowers for taxes and insurance	87,133	78,268
Other liabilities	540,615	458,024

Total Liabilities	$114,731,743	$123,691,149

Equity
Preferred stock, $10.00 par (500,000 shares authorized, zero shares issued and outstanding at September 30, 2009 and December 31, 2008)	-	-
Common stock, $1.00 par (5,000,000 shares authorized; 1,899,984 shares issued and outstanding at September 30, 2009 and December 31, 2008)	1,899,984	1,899,984
Additional paid-in capital on common stock	1,266,015	1,266,015
Accumulated other comprehensive income (loss)	39,203	(54,466)
Retained earnings	7,851,835	7,977,552

Total Virginia Savings Bancorp, Inc. stockholders’ equity	11,057,037	11,089,085
Preferred stock of subsidiary	1,000,000	1,000,000

Total Equity	12,057,037	12,089,085

Total Liabilities and Equity	$126,788,780	$135,780,234

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months ended Sept. 30,
	2009	2008

Interest Income
Interest and fees on loans	$4,769,663	$5,373,800
Interest and dividends on investments	159,320	540,382
Other interest income	6,376	98,307

Total Interest Income	4,935,359	6,012,489

Interest Expense
Interest on deposits	1,735,321	2,815,057
Interest on short term borrowings	51	130,251

Total Interest Expense	1,735,372	2,945,308

Net interest income	3,199,987	3,067,181
Less: Provision for loan losses	269,811	1,272,055

Net interest income after provision for loan losses	2,930,176	1,795,126

Non-Interest Income
Loan fees and late charges	102,938	145,090
Income from mortgage banking activities	33,926	74,540
Fees from transaction accounts	728,108	848,186
Net (loss) gain on foreclosed real estate	(2,674)	844,188
Other income	13,698	43,835

Total Non-Interest Income	875,996	1,955,839

Non-Interest Expense
Salaries and employee benefits	1,933,449	2,078,643
Director compensation	61,904	141,761
Occupancy, furniture and equipment	303,798	269,924
Professional fees	264,298	201,154
Data processing	590,319	683,003
Marketing	45,475	76,850
Foreclosed real estate	101,201	341,067
FDIC Insurance premiums	247,997	44,172
Overdraft protection plan expenses	54,106	69,794
Other	308,392	351,666

Total non-interest expense	3,910,939	4,258,034

Loss before income tax benefit	(104,767)	(507,069)
Income tax benefit	(35,300)	(201,800)

Net loss	(69,467)	(305,269)
Dividends on preferred stock of subsidiary	(56,250)	(56,250)

Net loss attributable to common shares	$(125,717)	$(361,519)

Basic and diluted loss per common share	$(0.07)	$(0.19)

Dividends declared per common share	$-	$0.09

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended Sept. 30,
	2009	2008

Interest Income
Interest and fees on loans	$1,588,970	$1,719,420
Interest and dividends on investments	49,969	167,370
Other interest income	2,128	31,680

Total Interest Income	1,641,067	1,918,470

Interest Expense
Interest on deposits	512,457	856,772
Interest on short term borrowings	-	1,103

Total Interest Expense	512,457	857,875

Net interest income	1,128,610	1,060,595
Less: Provision for loan losses	78,477	318,667

Net interest income after provision for loan losses	1,050,133	741,928

Non-Interest Income
Loan fees and late charges	25,566	36,156
Income from mortgage banking activities	7,268	14,897
Fees from transaction accounts	272,992	281,838
Net (loss) gain on foreclosed real estate	(1,319)	12,730
Other income	6,717	1,544

Total Non-Interest Income	311,224	347,165

Non-Interest Expense
Salaries and employee benefits	655,596	693,679
Director compensation	22,805	14,621
Occupancy, furniture and equipment	103,374	95,692
Professional fees	124,269	66,166
Data processing	198,536	233,065
Marketing	15,000	24,750
Foreclosed real estate	58,239	167,997
FDIC Insurance premiums	45,000	35,987
Overdraft protection plan expenses	23,004	17,649
Other	88,765	119,917

Total non-interest expense	1,334,588	1,469,523

Income (loss) before income tax expense (benefit)	26,769	(380,430)
Income tax expense (benefit)	7,200	(136,800)

Net income (loss)	19,569	(243,630)
Dividends on preferred stock of subsidiary	(18,750)	(18,750)

Net income (loss) attributable to common shares	$819	$(262,380)

Basic and diluted loss per common share	$0.00	$(0.14)

Dividends declared per common share	$-	$0.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Nine Months ended Sept. 30,
	2009	2008
Net loss	$(69,467)	$(305,269)

Other comprehensive income (loss), net of taxes:
Unrealized net gains (losses) on securities available for sale, net of tax of $57,400 at Sept. 30, 2009 and none at Sept. 30, 2008.	93,669	(18,991)

Comprehensive income (loss)	$24,202	$(324,260)

	Three Months ended Sept. 30,
	2009	2008
Net income (loss)	$19,569	$(243,630)

Other comprehensive income (loss), net of taxes:
Unrealized net gains (losses) on securities available for sale, net of tax of $8,000 at Sept. 30, 2009 and none at Sept. 30, 2008.	13,278	(18,991)

Comprehensive income (loss)	$32,847	$(262,621)

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended Sept. 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(69,467)	$(305,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	269,811	1,272,055
Provision for losses on foreclosed real estate	24,357	495,958
Loss (gains) on foreclosed real estate	2,674	(844,188)
Amortization of premiums and discounts on investments	42,485	17,822
Depreciation expense	184,941	155,449
Decrease (increase) in other assets	361,702	(124,424)
Increase (decrease) in other liabilities	82,591	(1,285)

Net cash provided by operating activities	899,094	666,118

Cash Flows from Investing Activities:
Maturities or call of available for sale investments	1,000,000	3,735,000
Purchases of available for sale investments	-	(11,901,423)
Purchases of held to maturity investments	(5,000,000)	-
Maturities of held to maturity investments	6,025,676	32,000,000
Principal repayments on mortgage backed securities	408,645	52,865
Net redemption of Federal Home Loan Bank Stock	61,000	595,000
Net decrease in loans receivable	2,296,595	831,772
Proceeds from sale of foreclosed real estate	1,466,341	2,583,577
Cash paid for improvements made on foreclosed real estate	(18,091)	(463,570)
Purchase of premises and equipment	(228,547)	(1,772,824)

Net cash provided by investing activities	6,011,619	25,660,397

Cash Flows from Financing Activities:
Net decrease in deposits	(9,050,862)	(2,950,119)
Increase in advances from borrowers for taxes and insurance	8,865	216,894
Net decrease in short-term borrowings	-	(11,800,000)
Dividends paid on common stock	-	170,999
Dividends paid on preferred stock of subsidiary	(56,250)	(56,250)

Net cash used by financing activities	(9,098,247)	(14,418,476)

Net increase (decrease) in cash and cash equivalents	(2,187,534)	11,908,039
Cash and cash equivalents at beginning of period	12,343,780	5,040,422

Cash and cash equivalents at end of period	$10,156,246	$16,948,461

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,733,206	$2,991,927
Income taxes	-	22,100

Transfer of loans to foreclosed real estate	$361,000	$4,519,562
Transfer of loans held for sale to portfolio	-	532,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

VIRGINIA SAVINGS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2009. The unaudited consolidated financial statements and related notes thereto presented herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2008.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. ASC 855 sets forth the period after the statement of financial condition date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosures that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from October 1, 2009 through November 16, 2009, the date these consolidated financial statements were issued.

Note 2 - Income (Loss) Per Share

Basic net loss per common share was computed on the weighted average number of common shares outstanding. Diluted loss per common share is computed on a weighted average basis under the “if converted” method assuming conversion as of January 1, 2009. Potential converted shares represent the conversion of the 100,000 shares of convertible preferred stock of the wholly owned subsidiary of the Company, Virginia Savings Bank, F.S.B. (“the Bank”), that is convertible in the ratio of two shares of common stock to three shares of preferred stock, or 66,666 common shares. These “if Converted” shares have been excluded from the earnings per share calculation as they would be anti-dilutive. With the exception of preferred stock dividends of subsidiary, there were no adjustments to net loss in the computation of diluted loss per common share for the three and nine months ended September 30, 2009 and 2008. The following table shows the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2009 and 2008.

	Nine Months Ended Sept. 30,
	2009	2008
Net loss before dividends on preferred stock of subsidiary	$(69,467)	$(305,269)
Dividends on preferred stock of subsidiary	(56,250)	(56,250)

Net loss attributable to common stock	(125,717)	(361,519)

Weighted average shares outstanding	1,899,984	1,899,984

Net Loss Per Common Share	$(0.07)	$(0.19)

	Three Months Ended Sept. 30,
	2009	2008
Net income (loss) before dividends on preferred stock of subsidiary	$19,569	$(243,630)
Dividends on preferred stock of subsidiary	(18,750)	(18,750)

Net (income) loss attributable to common stock	819	(262,380)

Weighted average shares outstanding	1,899,984	1,899,984

Net Income (Loss) Per Common Share	$0.00	$(0.14)

Note 3 - Guarantees

The Bank issues stand-by letters of credit that are unconditional commitments guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to customers. At September 30, 2009 and December 31, 2008, with consideration given to collateral and risk of default, management does not believe its exposure to these letters of credit is significant. These stand-by letters of credit were approximately $49,200 and $330,800, respectively, at September 30, 2009 and December 31, 2008 with current expiration dates through August 10, 2010. The liability under these guarantees is not material.

The Bank also issues standard representations, warranties and indemnifications in the course of selling mortgage loans and other types of loans. The Bank has not been required to act on such guarantees in the past and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

Note 4 - Investments

In April 2009, the FASB issued guidance related to the recognition and presentation of other-than-temporary impairments. This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the FASB’s guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Investment securities by contractual maturities at September 30, 2009 are summarized as follows:

Investments Available for Sale at Fair Value	September 30, 2009
	Within 1 Year	After 1 Year Through 5 Years	Total
Corporate Bonds	$2,381,417	$523,360	$2,904,777
Mortgage backed securities	446,304	397,746	844,050

Total	$2,827,721	$921,106	$3,748,827

Investments Held to Maturity at Amortized Cost	September 30, 2009
	Within 1 Year	After 1 Year Through 5 Years	Total
Certificates of deposit	$1,000,000	$-	$1,000,000
Federal Agencies Securities	500,000	500,000	$1,000,000
Mortgage backed securities	-	7,340	7,340

Total	$1,500,000	$507,340	$2,007,340

Below is a schedule of securities with unrealized gains and losses as of September 30, 2009 and December 31, 2008:

	September 30, 2009
Investments Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Bonds	$2,863,289	$42,843	$(1,355)	2,904,777
Mortgage backed securities	822,335	21,715	-	844,050

Total Available for Sale Investments	$3,685,624	$64,558	$(1,355)	$3,748,827

	September 30, 2009
Investments Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$1,000,000		$-	$1,000,000
Federal Agencies Securities	1,000,000	235		1,000,235
Mortgage backed securities	7,340	-	(138)	7,202

Total Held to Maturity Investments	$2,007,340	$235	$(138)	$2,007,437

The Company’s available for sale securities held at September 30, 2009 were in unrealized gain or loss positions for twelve months or less. The Company’s held to maturity investments at September 30, 2009 included a certificate of deposit, two federal agency securities that had fair values equal to their recorded costs and three mortgage backed securities with a fair value of $7,202 that have been in an immaterial unrealized loss for more than twelve months.

	December 31, 2008
Investments Available for Sale	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Municipal Bond	$1,000,000	$-	$-	$1,000,000
Corporate Bonds	2,900,010	-	(83,535)	2,816,475
Mortgage backed securities	1,234,419	-	(4,331)	1,230,088

Total Investments	$5,134,429	$-	$(87,866)	$5,046,563

	December 31, 2008
Investments Held to Maturity	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Certificates of deposit	$3,011,051	$-	$-	$3,011,051
Mortgage backed securities	9,663	-	(262)	9,401

Total Held to Maturity Investments	$3,020,714	$-	$(262)	$3,020,452

The Company’s available for sale securities held at December 31, 2008 were all purchased in fiscal year 2008 and therefore were in a unrealized loss position for less than 12 months. These securities consisted of one municipal bond, four corporate bonds and three mortgage backed securities. The Company’s held to maturity investments at December 31, 2008 included three certificates of deposit that had fair values equal to their recorded cost and three mortgage backed securities that had been in an immaterial unrealized loss position for more than 12 months.

Management evaluates securities for other than temporary impairment no less frequently than quarterly. The Company obtains security prices and debt ratings from two independent sources in order to make a determination that any decreases in fair value below recorded costs of the securities are not other than temporary impairment. Management believes that the unrealized losses noted above at September 30, 2009 were primarily the result of changes in market interest rates and not indicative of credit quality issues. There were no sales of securities in the nine months ended September 30, 2009. The Company has the intent to hold the securities and does not believe it will be required to sell securities with unrealized losses before recovery occurs.

Management evaluates the Company’s restricted stock in the Federal Home Loan Bank (“FHLB”) for impairment in accordance with ASC 942-10 (formerly Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including With Trade Receivables) That Lend to or Finance The Activities of Others). Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. The Company has concluded that the restricted stock investment is not impaired as of September 30, 2009.

Note 5 - Disclosures About Fair Value of Financial Instruments

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds sold and interest-bearing deposits in other banks due to the short-term nature of these investments. The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities. Loans receivable were discounted using a single discount rate, comparing the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the OTS Quarterly Interest Rate Risk Exposure Report. The fair value of demand deposits, savings accounts and money market deposits is by definition, equal to the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using market rates currently offered on deposits of similar remaining maturities. The fair value of short-term FHLB advances, all with original terms of one year or less, is the amount payable at the reporting date.

The carrying amounts for interest receivable, interest payable, and mortgage servicing rights approximate fair value at the balance sheet date.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Sept. 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)		(In Thousands)
Financial Assets
Cash and cash equivalents	$10,156	$10,156	$12,344	$12,344
Investment securities held to maturity	2,007	2,007	3,021	3,020
Investment securities available for sale	3,749	3,749	5,047	5,047
FHLB of Atlanta stock, at cost	261	261	322	322
Loans receivable, net	99,930	103,391	102,858	104,700
Accrued interest receivable	590	590	621	621
Mortgage servicing rights	161	161	205	205

Financial Liabilities
Deposits	114,104	115,682	123,155	125,425

Financial Instruments - Off BalanceSheet	$-	$-	$-	$-

In April 2009, the FASB issued ASC 820-10-65 (formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820 defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

ASC 820-10-65 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with this guidance.

This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:

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

For assets that the Company measures at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

	Sept. 30, 2009	Level 1	Level 2	Level 3
Investments available for sale	$3,748,827	$-	$3,748,827	$-

	Dec. 31, 2008	Level 1	Level 2	Level 3
Investments available for sale	$5,046,563	$-	$5,046,563	$-

For assets that the Company measures at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

	Sept. 30, 2009	Level 1	Level 2	Level 3
Impaired loans	$2,338,461			$2,338,461
Foreclosed real estate	1,790,400			1,790,400

	Dec. 31, 2008	Level 1	Level 2	Level 3
Impaired loans	$247,230			$247,230
Foreclosed real estate	1,305,878			1,305,878

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

Loans included in the above table are those which were accounted for under ASC 310-10 (formerly SFAS Number 114, “Accounting by Creditors for Impairment of a Loan”), under which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $2,665,161 and $527,230 less their valuation allowances of $326,700 and $280,000 at September 30, 2009 and December 31, 2008, respectively, as determined under ASC 310-10. The balance in the allowance for losses on impaired loans has been affected by various factors as indicated in the table below:

Analysis of loan loss allowances on impaired loans

	Nine Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2009
Beginning balance	$280,000	$345,700
Less: Loan no longer requiring provision for loss	(132,000)	-
Foreclosure of impaired loans	(63,200)	(63,200)
Add: Provision for losses	241,900	44,200

Ending Balance	$326,700	$326,700

Fair values of foreclosed real estate were based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds upon disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of foreclosed real estate of $1,808,264 and $1,682,221 at September 30, 2009 and December 31, 2008, respectively, less net valuation allowances of $17,864 at September 30, 2009 and $376,343 at December 31, 2008. The Company recognized net adjustments to the carrying value of real estate owned of $24,357 that is included in earnings for the nine months ended September 30, 2009, but no additional adjustment of foreclosed real estate was recorded in earnings for the quarter ended September 30, 2009.

Note 6 - Preferred Stock of Subsidiary

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

In December 2007, the FASB issued ASC 810-10-65 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51), which requires non-controlling interests (previously referred to a minority interests) to be treated as a separate component of equity. ASC 810-10-65 was effective for periods beginning on or after December 15, 2008. Earlier application was prohibited. ASC 810-10-65 applies to the Series A preferred stock of the Bank. ASC 810-10-65 is applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to re-classify non-controlling interest in equity, attribute net income and other comprehensive income to non-controlling interest, and provide other disclosures required by ASC 810-10-65. The following table presents the effect of adoption of ASC 810-10-65 on the statement of financial condition.

	December 31		January 1,
	2008	Adjustments	2009
	(as reported)		(restated)
Total stockholders’ equity	$11,089,085	$-	$11,089,085
Preferred stock of subsidiary	-	1,000,000	1,000,000

Total Equity	$11,089,085	$1,000,000	$12,089,085

Note 7 - Pending Stockholder Equity Transaction

On September 29, 2009, the Company made a preliminary filing of a Schedule 13E-3 and a preliminary proxy material filing on Schedule 14A with the Securities and Exchange Commission (“SEC”), the purpose of which is to amend its articles of incorporation to provide for a reclassification of approximately 93,600 shares of common stock into a newly created Series A non-voting preferred stock. The purpose of the reclassification is to reduce the number of shareholders of the Company’s common stock to below 300 in order to allow the Company to terminate the registration of its common stock under Section 12 of the Securities Exchange Act of 1934 and to suspend its obligation to file reports under Section 15(d) of the Securities Exchange Act of 1934. On or about November 13, 2009, the Company mailed a definitive proxy statement to its shareholders with respect to a special meeting of shareholders to be held on December 17, 2009 to approve the reclassification.

Note 8 - New Accounting Pronouncements

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

In June 2009, the FASB issued, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, formerly SFAS 168. The FASB Accounting Standards Codification (“ the Codification”) is the source of authoritative U.S. generally accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of September 15, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is no longer authoritative. The Company adopted this statement and determined that it did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update NO. 2009-05, “Measuring Liabilities at Fair Value”. This update amends the Fair Value and Measurements and Disclosures Topic of the Codification by providing additional guidance clarifying the measurement of liabilities at fair value. This update is effective for periods beginning after August 26, 2009. This update is not expected to have an impact on the Company’s financial statements.

Note 9 - Reclassifications

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30 , 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2009.

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

ASC 310-10, Accounting by Creditors for Impairment of a Loan, provides guidelines for the valuation of impaired loans. More extensive guidelines have been published by bank regulatory bodies. The latter provide for the classification of problem loans as sub-standard, doubtful and loss. There is also a regulatory special mention category for performing loans that are the subject of heightened management concern as potential problem loans.

It is the Bank’s general policy to place loans in a non-accrual status when they become 90 days delinquent. Loans may, however, be placed in a non-accrual status regardless of their term of delinquency if the borrower exhibits signs of financial distress or if the collateral property decreases in value significantly below the loan balance. As of September 30, 2009, the Bank evaluated loans for impairment that were:

1.	In a non-accrual status,

2.	Accruing and were included in the Bank’s classified assets, and

3.	That were not in either of the two categories above but were classified as restructured troubled debt.

The Bank has provided specific loan loss allowances against these loans that totaled $326,700. No specific loss allowances were required on the remaining loans because management believes they have collateral values that exceed the related loan balances.

Under FASB ASC 450, formerly Statement No. 5, Accounting for Contingencies, loan loss allowances on large groups of homogeneous loans are provided based upon the Bank’s historical loss experience for similar types of loans. As part of its loan loss analysis under FASB 5, management also considers qualitative factors including concentrations of credit and current economic conditions as they may impact borrowers’ ability to meet their financial obligations.

Management identified four classifications of loans that represent high concentrations of credit. Three of these credit concentration areas fall in a range of 100% to 200% of equity. These loan products are home equity lines of credit, balloon loans, non-residential real estate loans and builder construction loans. Loans to builders for the speculative construction of homes were $3.6 million at September 30, 2009 and are less than equity. Home equity lines of credit and balloon loans are collateralized by residential one-to-four family properties and had balances of approximately $13.3 million and $36.6 million, respectively, at September 30, 2009. Non-residential real estate loans approximated $19.4 million at September 30, 2009.

During its most recent evaluation of the adequacy of the Company’s loan allowances conducted as of September 30, 2009, management concluded that the factors applied to performing loans to derive loss allowances were adequate as of end of the current quarter. We reached that conclusion after considering that balances in high concentration credit areas are diminishing, particularly in builder construction loans, and that there has not been a significant change in environmental factors since the previous evaluation as of June 30, 2009.

Management believes that as of September 30, 2009, the loan loss allowances provided are adequate to absorb the losses inherent in the Bank’s loan portfolio. We, however, caution that continued deterioration of real estate values and general economic conditions may result in the need for further additions to loan loss allowances if collateral values fall below loan balances on non-performing loans, and if home builders and other large borrowers who depend upon sales of real estate properties for repayment of their loans do not realize sufficient cash flows to repay their loans in full when they become due.

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

In the absence of adequate appraisal values, the properties are valued using the discounted present value of the anticipated future cash flows. In addition to the appraisal values, the Bank considers costs which may be necessary to make the property saleable, and selling costs to dispose of the property. The net realizable values derived through this process are measured against the recorded book value of the loan. The Bank records foreclosed real estate at fair value less estimated disposal costs at the foreclosure date. If the fair value less estimated disposal costs of the foreclosed real estate exceeds the related loan balance at the date of foreclosure, the positive valuation adjustment is recorded as a credit to other income. If the fair value less estimated disposal costs of the foreclosed real estate is less than the related loan balance at the date of foreclosure, the negative valuation adjustment is recorded as a charge against the loan loss allowance. Subsequent to the initial recording at fair value, foreclosed real estate properties are carried at the lower of cost or fair value less estimated disposal costs and are evaluated for impairment not less frequently than quarterly after the initial evaluation is performed at the time of acquisition. Any increase to the allowance for losses on foreclosed real estate made after the initial valuation is recorded as an expense. For the nine months ended September 30, 2009, the allowance for losses on foreclosed real estate increased $24,400, but no adjustments were made in the third quarter of 2009.

The Company reviews its investment securities portfolio on a quarterly basis to identify and evaluate investments that have indications of possible other than temporary impairment. The determination of whether or not other than temporary impairment exists is a matter of judgment. Management considers the current economic conditions, the length of time and extent to which fair value has been less than cost, interest rates, and the bond rating of each security. All of the securities are highly rated as investment grade and management does not believe that it will incur any losses. Such securities are written down to their fair value when there is impairment in value that is other than temporary. The Company has the ability and intent to hold the investment securities for a period of time sufficient to allow for any anticipated recovery in market value, and does not believe it is more likely than not that it will have to sell the securities before recovery occurs. At September 30, 2009, the Company’s held to maturity investment securities had a fair value that approximates book value. These unrealized gains are not considered to be other than temporary and are primarily the result of interest rate changes.

The Company’s available for sale investment securities had a fair value of approximately $63,200 above book value. An unrealized gain of $21,300 was recorded in the current quarter as an increase to the securities’ carrying value with an offset to accumulated other comprehensive income. The $63,200 accumulated gain, net of a $24,000 provision for income taxes, is a component of equity.

Overview of Performance

Virginia Savings Bancorp, Inc. is a holding company incorporated in Virginia and headquartered in Front Royal, Virginia. The Company’s banking subsidiary is Virginia Savings Bank, FSB.

The Company recorded a net loss of $125,700 attributable to common shares for the nine months year-to-date (“YTD”) in 2009. This compares to an $361,500 loss for the same period in 2008. Thus far in 2009, the Company has recorded a $269,800 provision to its loan loss allowance and a $24,400 provision for losses on foreclosed real estate. The Company’s 2009 YTD net interest income increased $132,800 over 2008.

Financial Condition

At September 30, 2009, the total assets of the Company were $126.8 million, a decrease of $9.0 million since December 31, 2008. Significant decreases occurred in several areas; cash and cash equivalents decreased $2.2 million, investments available for sale decreased $1.3 million, investments held to maturity decreased $1.0 million, loans receivable decreased $2.9 million, and foreclosed real estate decreased $1.1 million.

Deposits decreased $9.1 million during the nine months YTD in 2009. Core deposit accounts, primarily checking and passbook savings accounts, increased $2.3 million from December 31, 2008 to September 30, 2009. Certificate of deposit accounts decreased $11.4 million during the same time period. At September 30, 2009 and December 31, 2008, the Company had no short-term borrowings.

Asset Quality

Asset quality has been an area requiring considerable attention from management since early in 2008. At the end of the current quarter, the Bank had $9.2 million of classified assets including $2.5 million of foreclosed real estate. Management takes a proactive approach to problem asset resolution and is aggressive in identifying and foreclosing when necessary on impaired loans. As a consequence, we foreclosed upon $3.1 million of real estate loans during the year ended December 31, 2008. In the third quarter of 2009, the Bank foreclosed upon $1,684,000 of loans receivable. Of that amount, $1,262,000 was sold to third parties at the trustee’s sales. The remaining $422,000 was transferred into foreclosed real estate. Initial valuations of the foreclosed properties resulted in negative fair value adjustments that were charged against the loan loss allowance. During the third quarter of 2009, previously existing foreclosed real estate totaling $1,469,000 was sold at net loss of $1,300.

Non-accrual loans were approximately $2.0 million at December 31, 2008 and are currently $2.3 million. Management believes that it has identified all problem loans in loans receivable as of September 30, 2009 and has provided adequate loan loss allowances for potential losses inherent in the loan portfolio. In making this statement, we must caution that we are in a period of great uncertainty regarding the economic and financial conditions nationally and in the Company’s market area. Today’s well-performing loan may eventually become a problem asset.

Nine Months Ended Sept. 30, 2009 Compared to Nine Months Ended Sept. 30, 2008

The Company recorded a loss attributable to common shareholders of $125,700 for the nine months ended September 30, 2009, a decrease of $235,800 from the $361,500 loss, for the same period in 2008. Net interest income increased $132,800 from the same period last year. Non-interest income decreased $1,079,700. Non-interest expenses decreased $347,100.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 1 below presents, for the nine months ended September 30, 2009 and 2008, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 2 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 1

	For The Nine Months Ended September 30,
Dollars in thousands	2009			2008
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$102,371	$4,770	6.21%	$110,139	$5,374	6.51%
Investment securities (2)	7,437	159	2.85%	19,312	521	3.60%
Other interest earning assets	6,983	6	0.11%	4,390	98	2.98%
FHLB stock	281	-	0.00%	491	19	5.16%

Total Interest Earning Assets	117,072	4,935	5.62%	134,332	6,012	5.97%

Other Assets
Cash and due from banks	3,138			5,327
Premises and equipment, net	5,894			5,481
Accrued interest receivable	573			695
Foreclosed real estate	3,034			1,898
Branch building held for sale	533			-
Mortgage servicing rights	186			222
Other assets	1,030			406

Total Other Assets	14,388			14,029

Total Assets	$131,460			$148,361

Interest-Bearing Liabilities
Checking accounts	21,276	37	0.23%	21,107	120	0.76%
Money market accounts	1,691	5	0.39%	1,954	11	0.75%
Savings accounts	20,111	126	0.84%	18,402	213	1.54%
Certificates of deposit	69,003	1,567	3.03%	81,290	2,471	4.05%
Short term borrowings	9	-	0.00%	3,780	130	4.59%

Total Interest-Bearing Liabilities	112,090	1,735	2.06%	126,533	2,945	3.10%

Non-interest bearing deposits	6,667			7,922
Other liabilities	599			751
Preferred stock of subsidiary	1,000			1,000
Equity (3)	11,104			12,155

Total Liabilities and Stockholders’ Equity	$131,460			$148,361

Net Interest Income/Spread		$3,200	3.56%		$3,067	2.87%

Net interest margin			3.64%			3.04%

(1)	Includes non-accrual loans.
(2)	Includes mortgage backed securities.
(3)	Average balances are based on average daily balances except for Stockholders’ Equity which is computed on month end balances.

Analysis of Change in Net Interest Income	Table 2
(Dollars in thousands)

	Nine Months Ended Sept. 30, 2009 vs 2008 Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income On:
Loans Receivable	$(379)	$(242)	$17	$(604)

Investment Securities	(320)	(109)	67	(362)
Other Interest Earning Investments	58	(94)	(56)	(92)
FHLB Stock	-	(19)	-	(19)

	(262)	(222)	11	(473)

Total Interest Earning Assets	(641)	(464)	28	(1,077)

Interest-Bearing Liabilities
Checking Accounts	(32)	(69)	18	(83)
Money Market	(1)	(6)	1	(6)
Savings Accounts	20	(98)	(9)	(87)
Certificates of Deposit	(373)	(625)	94	(904)
Short term borrowings	(130)	-	-	(130)

Total Interest Bearing Liabilities	(516)	(798)	104	(1,210)

Net Interest Income	$(125)	$334	$(76)	$133

Net interest income increased $133,000 from the nine months YTD of 2008 to the nine months YTD of 2009. This is net of an $1,077,000 decrease in interest income and a decrease of $1,210,000 in interest expense.

Interest on loans receivable decreased $604,000 for the nine months YTD 2009 from the same period in 2008. Table 2 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 1, decreased by $7.8 million from 2008 to 2009, while the average yield on loans receivable decreased by 30 basis points. Loans receivable had an average yield of 6.21% for the first nine months of 2009, which is down from 6.51% in 2008. The data in Table 2 indicates that the lower average volume of loans outstanding YTD in 2009 decreased interest income by $379,000, and that lower interest rates decreased income by $242,000.

Interest and dividend income on investments decreased by $473,000 for the nine months YTD in 2009 versus the nine months YTD in the 2008. Interest income on investment securities decreased by $362,000 in the nine months ended September 30, 2009 from the nine months ended September 30, 2008 due to a lower average balance outstanding in the nine months YTD 2009 and $109,000 due to a decrease in the average interest rate. The average balance of investment securities decreased by $11.9 million in YTD 2009 from the same period in 2008, and the average rate decreased by 75 basis points. The remaining sources of dividend and interest income decreased $111,000 which was primarily rate driven. The Bank’s overall yield on interest earning assets was 5.62% in 2009, a 35 basis point decrease from the 5.97% achieved in 2008.

Interest expense decreased $1,210,000 YTD in 2009 from YTD in 2008. The decrease in interest expense was primarily caused by a $904,000 decrease in interest on certificates of deposit and a $130,000 decrease in interest on short-term borrowings. The average balance of certificates of deposit decreased by $12.3 million YTD in 2009 compared to the same period in 2008, and the average interest rate decreased 102 basis points. These changes resulted in a $373,000 decrease in interest expense due to the decreased volume of accounts outstanding and a $625,000 decrease in interest expense due to lower interest rates paid. Interest on transaction accounts decreased $176,000 and was primarily rate driven. The Company’s use of borrowings was extremely limited in 2009. The $130,000 decrease in interest expense for the first nine months of 2009 was entirely volume driven.

The Company’s overall cost of interest bearing liabilities decreased 104 basis points YTD in 2009 versus 2008, decreasing from 3.10% in 2008 to 2.06% in 2009.

The Company made a $269,800 provision for loan losses for the nine ended September 30, 2009 as compared to a $1,272,100 provision for loan losses in the nine months ended September 30, 2008. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $269,800 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total non-interest income decreased $1,079,800 from the nine months YTD ended September 30, 2008 to the same period in 2009.

Loan fees and late charges decreased $42,200, or 29.0% from YTD 2008 to YTD 2009. This decrease was due to a $34,600 decrease in fees for short-term loan extensions. All other fees decreased a net amount of $7,600.

Income from mortgage banking activities decreased $40,600, or 54.5%. Fees for loans originated on behalf of a correspondent decreased $16,700. In addition, loan servicing fees decreased $10,400 and amortization of mortgage servicing rights, an offset to income, increased by $13,500.

Fees from transaction accounts decreased 14.2% or $120,100 from YTD 2008 to YTD 2009 primarily due to an $90,100 decrease in insufficient fund fees. ATM fees decreased $10,600 from YTD 2008. All other transaction account fees decreased a net amount of $19,400 in the current period compared to the same period in 2008. Anecdotal evidence from customer comments indicate that they are managing their financial affairs more carefully to avoid deposit account fees because of their concerns about the economy.

Net gains on foreclosed real estate were $844,200 YTD in 2008 compared to a $2,700 loss in 2009. The large gain in 2008 was the result of unique circumstances in which the Company recognized a positive valuation adjustment of approximately $889,000 on foreclosed real estate properties. In 2009, six foreclosed real estate properties were sold at an approximate breakeven.

Other income decreased $30,100 from the nine months YTD in 2008 to the nine months YTD 2009. Income received from Bankers Title Company, that decreased $31,600, was exceptionally high in 2008 because of an equity distribution received as the result of payment of entrance fees by new investors in the prior year.

Non-interest expenses decreased $347,100, or 8.2%, YTD in 2009 compared to YTD 2008. Management instituted a cost-cutting program in 2008, the effects of which are reflected in the Company’s 2009 results. Most controllable expense categories are reduced from their comparable 2008 levels. An increase in FDIC insurance premiums in 2009 of $203,800 significantly affected the cost reductions otherwise achieved by the Company.

Salaries and employee benefits decreased $145,200, or 7.0%, in 2009 from 2008. Salaries decreased $108,400 and group insurance benefits decreased $36,800. Effective January 1, 2009, the salaries of all employees of the Company were reduced approximately 5% as a temporary cost savings measure until a return to profitable operations is achieved. The Company selected a new insurance company to provide group health insurance for employees at a lower cost than that available from the previous insurance company.

Directors’ fees and expenses decreased $79,900, or 56.3%, YTD in 2009 from YTD 2008 due to the implementation of a lower cost insurance benefit plan that reduced insurance premiums by $79,400

Professional fees increased $63,100 for YTD in 2009 from YTD 2008 due to a net $42,000 increase in professional service fees and a $21,100 increase in legal fees in connection with the Company’s pending reclassification transaction.

Data processing expenses decreased $92,700, or 13.6%, YTD in 2009 from YTD 2008 primarily due to a $59,900 decrease in deposit account servicing costs and a $28,200 decrease in data communication costs. All other data processing expense decreased a net amount of $4,600.

Marketing expenses decreased $31,400, or 40.8% for the nine months YTD in 2009 from 2008. As part of its cost reduction efforts, management assessed its marketing needs and significantly reduced its advertising plans and reduced its marketing expenses accordingly

Occupancy, furniture and equipment expense increased $33,900, or 12.6%, in 2009 from 2008 primarily due to a $20,500 increase in building depreciation expense and a $12,200 increase in utilities expense related to the opening of a new branch in July, 2008.

Foreclosed real estate expense decreased $239,900, or 70.3%, in 2009 from 2008. In 2008, significant expenses were incurred as the result of foreclosures conducted on several properties. In 2009, foreclosure activity was significantly reduced from the 2008 level. The 2009 expenses, which totaled $101,200, included approximately $45,500 directly related to foreclosure activity. The remaining $55,700 of expenses were for the payment of real estate taxes and the maintenance and protection of foreclosed real estate properties.

FDIC insurance premiums increased by $203,800 YTD in 2009 from the YTD 2008. In the current year, the FDIC imposed a special assessment on all financial institutions which was approximately $60,000 for the Bank. The remainder of the increase is due to higher regular assessments imposed by the FDIC in 2009 versus 2008.

Overdraft protection plan expenses decreased by $15,700 YTD in 2009 from YTD 2008. This decrease is related to the reduction in insufficient fund fee income.

Income tax benefit for the nine months YTD in 2009 was $35,300, a decrease of $166,500 from 2008’s income tax benefit of $201,800. The effective tax benefit rate for the nine months YTD in 2009 was 33.7% versus 39.8% for the same period in 2008.

Three Months Ended Sept. 30, 2009 Compared to Three Months Ended Sept. 30, 2008

The Company recorded a breakeven income attributable to common shareholders of $800 for the quarter ended September 30, 2009, an increase of $263,200 from the $262,400 net loss for the same period in 2008. Net interest income increased $68,000 from the same period last year. Non-interest income decreased $35,900. Non-interest expenses decreased $134,900.

Net interest margin, the difference between interest income and interest expense, is the primary source of operating revenues for the Company. Table 3 below presents, for the three months ended September 30, 2009 and 2008, the average balances, related interest income and expense amounts, and average yields and costs which influence the Bank’s net interest margin. Table 4 reflects the changes in interest income and interest expense between the periods which resulted from changes in average volumes and average rates.

Average Balance Sheet	Table 3

	For The Three Months Ended September 30,
Dollars in thousands	2009			2008
	Average Volume	Income/ Expense	Yield/ Rate	Average Volume	Income/ Expense	Yield/ Rate
Assets
Interest Earning Assets
Loans receivable (1)	$101,212	$1,589	6.28%	$106,725	$1,719	6.44%
Investment securities (2)	6,238	50	3.21%	15,156	166	4.38%
Other interest earning assets	6,717	2	0.12%	5,744	32	2.23%
FHLB stock	262	-	0.00%	322	2	2.48%

Total Interest Earning Assets	114,429	1,641	5.74%	127,947	1,919	6.00%

Other Assets
Cash and due from banks	3,209			4,827
Premises and equipment, net	5,868			6,094
Accrued interest receivable	551			685
Foreclosed real estate	2,403			3,107
Branch building held for sale	533			-
Mortgage servicing rights	168			218
Other assets	1,002			927

Total Other Assets	13,734			15,858

Total Assets	$128,163			$143,805

Interest-Bearing Liabilities
Checking accounts	21,212	13	0.25%	22,656	54	0.95%
Money market accounts	1,663	2	0.48%	1,721	3	0.70%
Savings accounts	20,753	44	0.85%	18,977	79	1.67%
Certificates of deposit	65,536	453	2.76%	78,415	721	3.68%
Short term borrowings	-	-	0.00%	167	1	2.40%

Total Interest-Bearing Liabilities	109,164	512	1.88%	121,936	858	2.81%

Non-interest bearing deposits	6,241			8,384
Other Liabilities	688			470
Preferred stock of subsidiary	1,000			1,000
Equity (3)	11,070			12,015

Total Liabilities and Stockholders’ Equity	$128,163			$143,805

Net Interest Income/Spread		$1,129	3.86%		$1,061	3.19%

Net interest margin			3.95%			3.32%

(1)	Includes non-accrual loans.
(2)	Includes mortgage backed securities.
(3)	Average balances are based on average daily balances except for Stockholders’ Equity which is computed on month end balances.

Analysis of Change in Net Interest Income	Table 4
(Dollars in thousands)

	Quarters Ended Sept. 30, 2009 vs 2008
	Increase (Decrease) Due to
	Volume	Rate	Vol/Rate	Total
Interest Income On:
Loans Receivable	$(105)	$(27)	$2	$(130)

Investment Securities	(97)	(44)	25	(116)
Other Interest Earning Investments	5	(30)	(5)	(30)
FHLB Stock	-	(2)	-	(2)

	(92)	(76)	20	(148)

Total Interest Earning Assets	(197)	(103)	22	(278)

Interest-Bearing Liabilities
Checking Accounts	(3)	(41)	3	(41)
Money Market	-	(1)	-	(1)
Savings Accounts	7	(38)	(4)	(35)
Certificates of Deposit	(120)	(177)	29	(268)
Short term borrowings	(1)	-	-	(1)

Total Interest Bearing Liabilities	(117)	(257)	28	(346)

Net Interest Income	$(80)	$154	$(6)	$68

Net interest income increased $68,000 from the third quarter of 2008 to the third quarter of 2009. This is the net of a $278,000 decrease in interest income and a decrease of $346,000 in interest expense.

Interest on loans receivable decreased $130,000 in the quarter ended September 30, 2009 from the quarter ended September 30, 2008. Table 4 above indicates that the decrease in interest income from loans was due to a decrease in the average volume of loans outstanding and a decrease in income caused by lower interest rates in the current period. The average balance of loans outstanding, as reported in Table 3, decreased by $5.5 million from 2008 to 2009, while the average yield on loans receivable decreased by 16 basis points. Loans receivable had an average yield of 6.28% for the third quarter of 2009, which is down from 6.44% in third quarter of 2008. The data in Table 4 indicates that the lower average volume of loans outstanding during the first quarter of 2009 decreased interest income by $105,000, and that lower interest rates decreased income by $27,000.

Interest and dividend income on investments decreased by $148,000 in the quarter ended September 30, 2009 from the quarter ended September 30, 2008. Interest income on investment securities decreased by $116,000 in the quarter ended September 30, 2009 from the quarter ended September 30, 2008 due to a lower average balance outstanding in the second quarter of 2009 and a decrease in the average interest rate. The average balance of investment securities decreased by $8.9 million in the third quarter of 2009 from the same period in 2008, and the average rate decreased by 117 basis points. Interest income on other interest earning investments decreased $30,000, which was primarily rate driven. The Bank’s overall yield on interest earning assets was 5.74% in 2009, a 26 basis point decrease from the 6.00% achieved in 2008.

Interest expense decreased $346,000 in the quarter ended September 30, 2009 from the quarter ended September 30, 2008. The decrease in interest expense was primarily caused by a $268,000 decrease in interest on certificates of deposit. The average balance of certificates of deposit decreased by $12.9 million in the third quarter of 2009 compared to the same quarter in 2008, and the average interest rate decreased 92 basis points. These changes resulted in a $120,000 decrease in interest expense due to the decreased volume of accounts outstanding and a $177,000 decrease in interest expense due to lower interest rates paid. Interest on transaction accounts decreased $77,000. The decrease in interest on transaction accounts was primarily rate driven.

The Company’s overall cost of interest bearing liabilities decreased 93 basis points in the third quarter of 2009 versus the third quarter of 2008, decreasing from 2.81% in 2008 to 1.88% in 2009.

The Company made a $78,500 provision for loan losses for the three months ended September 30, 2009 as compared to a $318,700 provision for loan losses in the three months ended September 30, 2008. The Bank accounts for the credit risk associated with its lending activities through its provision for loan losses. The provision is the expense recognized in the statement of operations to adjust the loan loss allowance to an appropriate balance as determined by the Bank’s credit risk analysis procedures. See “Critical Accounting Policies” for a discussion of the Bank’s methodology for determining loan loss allowances.

The $78,500 provision for loan losses is in recognition of concentrations of credit risk in the Bank’s loan portfolio, the Bank’s recent experiences in management of foreclosed real estate, environmental concerns over both the local and national real estate markets, and other economic uncertainties potentially affecting the performance of the loan portfolio.

Total non-interest income decreased $35,900 from the quarter ended September 30, 2008 to the same period in 2009.

Loan fees and late charges decreased $10,600, or 29.3%, from third quarter, 2008 to third quarter 2009. This decrease was primarily due to a $5,300 decrease in fees for short-term loan extensions, and a $4,700 decrease in late charges.

Income from mortgage banking activities decreased $7,600, or 51.2%. Loan servicing fees decreased $4,500 and correspondent fees for originations of mortgages decreased by $5,100.

Net gains on foreclosed real estate were $12,700 in third quarter 2008 compared to a $1,300 loss in 2009. In third quarter 2009, four foreclosed real estate properties were sold at an approximate breakeven.

Non-interest expenses decreased $134,900 in the third quarter of 2009 compared to the third quarter of 2008. Management instituted a cost-cutting program in 2008, the effects of which are reflected in the Company’s third quarter 2009 results. Most controllable expense categories are reduced from their third quarter 2008 levels.

Salaries and employee benefits decreased $38,100, or 5.5%, in third quarter 2009 from the third quarter of 2008. Salaries decreased $29,400 and group insurance benefits decreased $16,900. Effective January 1, 2009, the salaries of all employees of the Company were reduced approximately 5% as a temporary cost savings measure until a return to profitable operations is achieved. The Company selected a new insurance company to provide group health insurance for employees at a lower cost than that available from the previous insurance company. All other compensation related expenses increased a net amount of $8,200.

Directors’ fees and expenses increased $8,200, or 56.0%, in the third quarter 2009 from the third quarter of 2008 due to an increased number of board meetings.

Data processing expenses decreased $34,500, or 14.8%, in the third quarter 2009 from the third quarter of 2008 primarily due to a $17,200 decrease in deposit account servicing costs and an $18,700 decrease in data communication costs.

Marketing expenses decreased $9,800 in third quarter 2009 from third quarter 2008. As part of its cost reduction efforts, management assessed its marketing needs and significantly reduced its advertising plans.

Professional fees increased $58,100 in the third quarter of 2009 from the third quarter of 2008. The increase is related to a $22,300 increase in audit and tax services expense and a $31,600 increase in legal fees in connection with the Company’s pending SEC transaction. All other professional fees increased a net amount of $4,200.

Foreclosed real estate expense decreased $109,800 in the third quarter of 2009 from the third quarter of 2008. In 2008, significant expenses were incurred as the result of foreclosures conducted on several properties and a $92,600 reduction in carrying value of foreclosed real estate. In 2009, there was significantly reduced foreclosure activity. In 2009, $64,300 of expenses were incurred for the payment of real estate taxes and the maintenance and protection of existing foreclosed real estate properties, plus $45,500 of foreclosure expenses.

FDIC insurance premiums increased by $9,000 in the third quarter of 2009 from the third quarter of 2008. The increase is due to higher regular assessments imposed by the FDIC in third quarter 2009 versus third quarter 2008.

Overdraft protection plan expenses increased by $5,400 in third quarter 2009 from third quarter of 2008. This increase is related to the increase in insufficient fund fee income.

Other expenses decreased $31,200 in third quarter 2009 from third quarter of 2008 due to cost cutting programs.

Income tax expense for the third quarter of 2009 was $7,200 versus the third quarter of 2008’s income tax benefit of $136,800. The effective tax expense rate for the three months ended September 30, 2009 was 26.9% versus a 36.0% tax benefit rate for the same period in 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had approximately $10.2 million of liquid assets in the form of cash and cash equivalent investments. The Company also has $3.7 million of investment securities that are classified as available for sale and $2.0 million of investments classified as held to maturity. As of September 30, 2009, the Company has pledged $500,000 of held to maturity US agency bonds as collateral for public deposits of Virginia counties.

The Company has approximately $28.8 million of pre-approved credit from the FHLB with funding available on a same day basis and did not have any borrowings outstanding against this line of credit at September 30, 2009.

The Company’s current liquidity position is more than adequate to meet its lending needs and to fund potential customer withdrawals from deposit accounts.

At September 30, 2009, the Company’s common equity was equal to 8.7% of total assets and is increased from 8.2% at December 31, 2008. Total equity decreased by $32,000 during the nine months YTD in 2009. This is the net of a $69,500 operating loss, plus $56,200 of dividend payments, less a $93,700 increase in other comprehensive income.

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

The Bank is required to file a quarterly report on its financial condition, results of operations and other financial information with the OTS. OTS financial reporting rules follow the same GAAP applicable to this Quarterly Report on Form 10-Q except for certain specified areas in which regulatory accounting principles (“RAP”) differ from GAAP. One of these areas is accounting for properties acquired through foreclosure. GAAP indicates that these properties should be accounted for at their fair value on the foreclosure date and at the lower of cost or fair value thereafter. OTS RAP specifies that they be reported at the lower of their historical cost or their fair value. Application of RAP to the Bank’s accounting for real estate acquired through foreclosure initially resulted in approximately $603,000 less in prior period earnings and tangible capital, as reported to the OTS than the amounts determined under GAAP. During the quarter ended June 30, 2009, one of the foreclosed real estate properties affecting this difference was sold. The current difference between GAAP and RAP is approximately $452,000. This difference between GAAP and RAP will continue to exist until the Bank disposes of the remaining properties. Table 5 reflects the $452,000 lower amount of capital reported to OTS. In addition to this accounting difference, the financial information reported to the OTS is for the Bank only. The Company is not subject to minimum capital requirements under OTS regulations.

Actual and required regulatory capital requirements at September 30, 2009 and December 31, 2008 follow:

Capital Position	Virginia Savings Bank, F.S.B.	Table 5

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Capital Amounts		Adequacy Purposes		Action Provisions
	Actual	% of	Required	% of	Required	% of
	Amount	Assets	Amount	Assets	Amount	Assets

Sept. 30, 2009
Tangible (1)	$11,378,862	8.99%	$1,898,986	1.50%	N/A	N/A
Tier I (2)	10,378,862	10.54%	N/A	N/A	$5,906,556	6.00%
Core (1)	10,378,862	8.20%	5,063,964	4.00%	6,329,955	5.00%
Total (2)	12,425,462	12.62%	7,875,408	8.00%	9,844,260	10.00%

Dec. 31, 2008
Tangible (1)	$11,241,354	8.31%	$2,028,085	1.50%	N/A	N/A
Tier I (2)	10,241,354	9.73%	N/A	N/A	$6,314,006	6.00%
Core (1)	10,241,354	7.57%	5,408,227	4.00%	6,760,284	5.00%
Total (2)	12,337,254	11.72%	8,418,675	8.00%	10,523,343	10.00%

(1)	To adjusted total assets.
(2)	To risk-weighted assets.

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

The Bank had outstanding commitments to make mortgage loans secured by real property, exclusive of the undisbursed portion of loans in process, of approximately $307,000 at September 30, 2009, all of which expire within one year. Loans in process represent the undisbursed portion of construction loans already on the Bank’s books. Disbursements are made at each stage of the construction process after an inspection by a qualified real estate appraiser. At September 30, 2009, the Bank had loans in process commitments of approximately $707,000 that expire within nine months.

The Bank also issues stand-by letters of credit that are unsecured conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. These guarantees are issued primarily to support private borrowing arrangements. At September 30, 2009, the Bank had $49,200 of stand-by letters of credit outstanding with expiration dates through August 10, 2010.

Lines of credit are loan commitments to individuals and companies that have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Bank, at September 30, 2009, had secured lines of credit with available balances of $11.4 million and unsecured lines of credit with available balances of $1.4 million. Many of these commitments are expected to expire without being fully drawn down. The total commitment amounts do not therefore necessarily represent future cash requirements.

The risks involved in these off-balance sheet arrangements are essentially the same as those involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition as of September 30, 2009 as a liability for credit loss due to off-balance sheet arrangements. Management does not anticipate any difficulties in funding these commitments.

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

Management has concluded that as of September 30, 2009, implementation of its structure of disclosure controls and procedures was generally effective in meeting their intended purposes. The most recent review of these systems, conducted as of September 30, 2009, indicated one material weakness, which is detailed below, that could adversely affect the Company’s ability to properly and accurately record and report financial data.

Changes in Internal Control Over Financial Reporting

The Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.

In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, management’s assessment identified material weaknesses that existed as of June 30, 2009, in the Company’s internal control over financial reporting because of ineffective controls related to computations, methodology and presentation of a limited number of non-routine complex transactions which could potentially aggregate to material misstatements in financial reporting. Management’s assessment of internal controls as of June 30, 2009 also identified instances of significant deficiencies in internal controls pertaining to segregation of duties and independent review that existed at June 30, 2009, which when combined, are considered by management to be a material weakness in internal controls.

Early in the third quarter of 2009, management implemented changes in control policies and procedures, to correct the significant deficiencies identified in the previous internal control evaluation. Testing of the revised control policies and procedures conducted during the quarter ended September 30, 2009 did not indicate any un-remediated significant deficiencies. During the testing of internal controls that was conducted during the quarter ended September 30, 2009 by an independent accounting firm on behalf of management, one material weakness was identified that was noted as being in the process of remediation at the time testing took place. During the testing, it was indicated that all members of the accounting staff had access to all facets of general ledger due to a recent software conversion. Appropriate restrictions to general ledger access were implemented shortly after the material weakness was identified.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

A.	An annual meeting of the shareholders of the Company was held on July 23, 2009.

B.	Votes cast for the election of directors were as follows:

	For:	Withheld:	Total:	Broker Non-Votes
Webb R. Davis	1,245,294	7,668	1,252,962	82,841
W. Michael Funk	1,248,494	4,468	1,252,962	82,841
Francis D. Hall	1,248,494	4,468	1,252,962	82,841

The following directors’ term of office continued after the meeting: Samuel J. Baggarly, Kent E. Coons, J. William Gilliam, Arnold M. Williams, Sr. and David L. Wines

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

VIRGINIA SAVINGS BANCORP, INC.

	By:	/S/ W. MICHAEL FUNK
November 16, 2009		W. Michael Funk
Date		President & Chief Executive Officer

	By:	/S/ NOEL F. PILON
November 16, 2009		Noel F. Pilon
Date		Senior Vice President & Chief Financial Officer